Form 10-K
period 1996-09-28
INTER ACT SYSTEMS INC
filed 1996-12-27
CIK 935086

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 28, 1996

                                       or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)
For the transition period from                               to
COMMISSION FILE NUMBER 333-12091

                     INTER(BULLET)ACT SYSTEMS, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       North Carolina                                                   56-0815012
      (STATE OF OTHER JURISDICTION OF INCORPORATION OR
                        ORGANIZATION)                                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               14 Westport Avenue
                           Norwalk, Connecticut 06851
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

Registrant's telephone number, including area code: (203) 750-0300

Securities registered under section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the registrant is not determinable. There is no established public trading market for such stock and, to the knowledge of the Company, there have been no sales of such stock and no broker who has made a market in such stock within the last 60 days.

     The number of shares of the registrant's common stock outstanding on December 23, 1996 was 7,668,555.

                      DOCUMENTS INCORPORATED BY REFERENCE

None, other than certain exhibits.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Inter(Bullet)Act Systems, Incorporated (the "Company" or "Inter(Bullet)Act") develops, owns and operates proprietary electronic marketing systems that are designed to give consumer products manufacturers (the "Manufacturers") and retailers the ability to influence the purchasing behavior of consumers moments before shopping begins and to track and analyze individual consumer purchasing behavior on an ongoing basis. The Company's current commercial product offering utilizes interactive "touch-screen" terminals inside the entrance of retail supermarkets that issue individually targeted, and immediately usable, coupons and other promotional incentives based on each consumer's cumulative purchasing history. This automated process saves consumers time and money while providing Manufacturers and retailers substantially more control, efficiency and cost effectiveness than traditional mass advertising and promotion media. The Company receives recurring revenue from transaction fees paid by Manufacturers for each electronic redemption of their coupons and other incentives. Since its formation in 1993, the Company has focused its system development and commercialization efforts primarily in the retail supermarket industry.

     The Company competes in the in-store marketing segment of the $30 billion consumer product promotion and couponing business via its proprietary, interactive multi-media system called the Inter(Bullet)Act Promotion Network (the "IPN"). It is estimated that more than 70% of all brand purchasing decisions for supermarket products are made in-store, according to a 1995 study conducted by the Point-of-Purchase Advertising Institute. Upon entering a supermarket, consumers insert their frequent shopper cards in the Company's ATM-like terminals, known to customers as COUPON XPRESS(REGISTER MARK) or COUPON CENTRALTM. The IPN terminals, which are interconnected to a store's point-of-sale system, then present a series of screens displaying full-color icons of targeted product promotions -- usually price discounts or multiple purchase bonuses -- that have been selected for each consumer by the Company's proprietary Target Engine Software ("TES") based on each consumer's purchases recorded in that store in the most recent period of up to 12 months. The TES categorizes consumers based on their degree of loyalty to a specific brand within a product category and provides the Manufacturer with the ability to target its promotions accordingly. After the shopper touches the desired icons, the terminal can deliver either individual coupons or a "shopping list" for all selected promotions, identified by aisle so that the products can be easily located when shopping. The entire process takes most shoppers less than 60 seconds. At checkout, the Company's automated clearing process, when used in conjunction with the store's point-of-sale system, virtually eliminates the problem of mistaken and fraudulent redemptions associated with the handling of traditional paper coupons, which is estimated by industry sources to cost Manufacturers more than $500 million per year.

     The Company believes its IPN offers Manufacturers two unique competitive advantages compared to alternative in-store marketing techniques: (1) the ability to offer promotions targeted to each individual consumer AT THE BEGINNING of the shopping experience and (2) the highest redemption rate, currently averaging over 30% in retail chains where the IPN has been fully implemented, of distributed product promotions (free standing newspaper insert coupons ("FSIs") average under 2%). As a result of these key advantages, and because the Company charges Manufacturers a fee only for redeemed promotions, rather than for the distribution of promotions, the Company is positioning itself to Manufacturers as the lowest cost, most efficient provider in the in-store marketing industry. See " -- Benefits of IPN -- Manufacturers and Other Brand Marketers."

     The IPN capitalizes on a major trend in supermarket retailing of pursuing loyalty-building programs, such as card-based frequent shopper programs, which are intended to help counteract competition from other supermarkets, mass merchandisers, warehouse clubs and specialty retailers. The IPN, as a card-based system, is designed to benefit retailers by stimulating interest in existing card membership and marketing programs, providing a distribution fee for every offer redeemed and encouraging customer loyalty.

     The IPN is designed to be user-friendly through its ease of use, convenient location at the entrance of the store and a short session time of less than one minute on average. The IPN allows consumers, who are increasingly value-conscious and receptive to "continuity programs" (such as airline frequent flyer programs), to avoid the inconvenience of clipping, saving and tracking expiration dates of traditional paper coupons. It also provides consumers with the instant gratification of on-the-spot savings.

     Currently, the Company has contractual commitments and letters of intent with retail supermarket chains to deploy the IPN in more than 3,000 stores. The retail chains under contract with the Company to participate in the IPN include:
A&P, ACME, Food Emporium, Food Lion, Foodtown, Gerland's, Grand Union, Jewel, Marsh, Price Chopper, Riser Foods, SuperFresh and Waldbaum's. The chains that have entered into letters of intent with the Company include Kings, Spartan Stores, Laneco and Piggly Wiggly. The Company is in active discussions with retail grocery chains representing a large number of potential additional stores and plans to continue a nationwide expansion strategy over the next several years. As of December 9, 1996, Inter(Bullet)Act had IPN terminals in commercial operation in 333 grocery stores located in eight states.

     As of December 9, 1996, 19 Manufacturers representing 53 different packaged goods brand offerings were participating in the IPN. Participating Manufacturers currently include, among others, General Mills, ConAgra, Keebler, Lever Brothers, James River, Nestle, and Reynolds.

     The Company's strategy is to achieve increasing recurring revenue through the nationwide commercialization of its proprietary IPN. Accordingly, the Company plans to accelerate the installation of the IPN in the more than 3,000 retail grocery stores under contract or letter of intent, further expand retailer commitments, procure new commitments from Manufacturers and more substantial commitments from Manufacturers already supporting the IPN and increase consumer acceptance.

     While the Company's primary objective is the nationwide commercialization of the IPN in retail grocery stores in the United States, it believes that its proprietary technology may have several other commercial applications such as the electronic delivery of information and targeted promotions in retail pharmacies. See " -- Other Opportunities."

     Inter(Bullet)Act has received, and expects to continue receiving, substantial business development support from its three largest shareholders:
Vanguard Cellular Systems, Inc. ("Vanguard") (NASDAQ: VCELA), one of the largest independent operators of cellular telephone systems in the United States; the Richardson Family, founders and former operators of the consumer products company Richardson-Vicks, Inc.; and Toronto Dominion Investments, Inc., a wholly owned indirect subsidiary of Toronto Dominion Bank, which is one of the largest media finance institutions in the world.

RECENT DEVELOPMENTS

     MANAGEMENT. In September 1996, Richard A. Vinchesi, Jr. began to serve as the Company's Vice President and Chief Financial Officer. Prior thereto, Mr. Vinchesi was a Vice President of Salomon Brothers Inc in its Media Corporate Finance group. In November 1996, Aretas F. Stearns, President, Chief Operating Officer and a director of the Company, reached a mutual agreement with the Company whereby he will resign his positions effective December 31, 1996. The search for a new Chief Operating Officer is expected to begin in 1997. Pending the selection of a new Chief Operating Officer, Stephen R. Leeolou, Chief Executive Officer of the Company, is assuming many of the primary responsibilities of the position of Chief Operating Officer. In addition, to help it in anticipating and resolving technical issues that the Company encounters in the widespread commercialization of the IPN, the Company has engaged an executive search firm to assist it in hiring a new executive officer to lead the Company's technical services division. Pursuant to its two-year management services agreement with the Company, Vanguard continues to provide technical support to the Company.

     RETAILERS. Installations of the IPN have proceeded more slowly than expected. Substantially all of the Company's scheduled IPN installations for the first quarter of fiscal 1997 were under its A&P and Food Lion contracts. Unanticipated technical implementation problems have delayed such scheduled installations. The principal problems encountered by the Company have been the low scanning quality of certain frequent shopper cards used by A&P customers and difficulties in integrating the IPN with Food Lion's POS systems. In beginning test installation of the IPN in the pilot A&P stores, the Company and A&P discovered that large numbers of personal shopping cards of A&P customers could not be read by the IPN because of their poor quality. To address this problem, the Company developed a numeric "keypad" feature for display on the IPN that allows a store's customer to input his or her card number if the IPN does not read the card after insertion into the terminal. This feature has been implemented in 29 of the A&P pilot stores and has been approved by A&P for rollout to all 740 stores under contract. Although the Company believes that the numeric keypad solution will work effectively, to date there is no statistical data available from the pilot stores to evaluate its effect on customer usage. During the planning process for the Food Lion pilot, the Company and Food Lion discovered that Food Lion's store POS systems needed modification to communicate with the IPN. The Company has delivered a prototype solution of this problem to Food Lion which includes readily available software and hardware additions to Food Lion's equipment, and Food Lion has indicated that the prototype has performed satisfactorily in tests run by its testing facility. The solution would require incremental expenditures of approximately $1,100 per Food Lion store, some or all of which may be borne by the Company. The Company currently has not installed the IPN in any of its contracted Food Lion stores. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations " -- Risk Factors -- Management of Growth; Early State Products and Services; Accelerated Installation."

     The Company continues to build its base of retail stores under contract and letter of intent. In recent weeks, the Company obtained letters of intent from Laneco and Piggly Wiggly.

     MANUFACTURERS. Primarily as a result of this slower than expected growth in IPN installations, the number of Manufacturers participating in the IPN has not grown as expected. However, during each calendar quarter of 1996, the number of Manufacturers participating on the IPN in the quarter has increased. A total of 17, 18, 22 and 25 Manufacturers participated during the first, second and third calendar quarters and in the fourth calendar quarter to date, respectively.

     Management believes that the quality of its participating Manufacturers continues to improve. Four new clients, General Mills, Pillsbury, Georgia Pacific and Pine Mountain, recently began their first IPN participation, and Kraft Foods followed-up its promotion of five brands on the IPN in October with a nine-brand promotion in November and is evaluating additional promotions. To date, the Company's contracts with Manufacturers typically have been for relatively low promotional dollar commitments and short-terms to trail the IPN's effectiveness. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations " -- Risk Factors -- Ability to Obtain Brand Contracts; Lengthy Sales Cycle; Uncertainty of Market Acceptance." As a result, the number of manufacturers and brand offerings participating in the IPN have varied from time to time in each quarter.

     CONSUMERS. The Company, through its IPN in the ACME retail chain, recently completed a seven-week sweepstakes promotion sponsored by ACME in which shoppers were able to enter a contest to win prizes and receive certain special promotions via the IPN's touchscreen. The promotion allowed consumers to benefit from both direct-to-consumer dollars (through the IPN) and retailer trade dollars (through the chain's clipless coupons). During this promotion, the Company experienced substantial increases in both the overall volume and rate of redemptions recorded by shoppers (quantify), as well as increased redemption rates on non-sweepstakes-related IPN promotions.

TRENDS IN INDUSTRIES AFFECTING THE COMPANY

     Within the $70 billion promotional industry, more than $30 billion in 1995 was channeled toward the direct to consumer business, according to PROMO magazine. The Company believes that increasing portions of these promotional and couponing expenditures can be captured by in-store promotional vehicles, such as the Company's IPN, as a result of the following trends:

  BRANDS SEEKING MORE EFFICIENT PROMOTION TECHNIQUES

     Brand promotional sponsors distributed over 325 billion coupons in the United States during 1995. However, it is estimated that less than 2% of all coupons distributed as FSIs (which constituted 89% of all coupons distributed) were redeemed. In addition, Manufacturers face increasing numbers of competing brands and private label products. The convergence of these trends has compounded the cost of maintaining brand loyalty for products and has fueled the industry's interest in efficient and targeted promotions. The Company believes that Manufacturers are actively seeking promotional alternatives that can selectively reward loyal consumers and identify potential new customers to whom incentives can be offered.

     In-store promotion is the fastest growing segment within Manufacturers' consumer promotional spending, growing 20% in 1995, versus FSIs, which decreased 1% according to PROMO magazine. In-store promotion offers Manufacturers higher redemption rates (32% on average for the Company's IPN coupons distributed at store-entry, 17% for coupons distributed in-aisle and 9% for coupons distributed at checkout) than those for FSIs. In addition to increased consumer response, targeted in-store promotions allow Manufacturers to print fewer coupons and, if desired, minimize the costs associated with redemption by consumers who would have purchased the product regardless of the coupon offering.

  RETAILER EXPANSION OF FREQUENT SHOPPER CARD PROGRAMS

     According to a PROMO magazine special report (August 1995), over 30 million consumers are now using frequent shopper cards in supermarkets. In a recent survey conducted by SUPERMARKET NEWS (April 1, 1996), 32% of retailers surveyed reported offering electronic card-based marketing programs and 17% had plans to begin offering such card programs in 1996. Supermarket retailers are pursuing loyalty-building programs using frequent shopper cards in order to counteract competition from other supermarkets, mass merchandisers, warehouse clubs and specialty retailers. These frequent shopper cards enable participating customers to take advantage of product discounts offered by the local or regional retailer in the store's shopping circular without clipping the coupon. When the store card is swiped at checkout, the electronic cash register credits the coupon discount only if the accompanying product is purchased. The combination of reduced prices to cardholders without the inconvenience involved in clipping and saving coupons encourages loyalty to the store. Retailers can then use the resulting cardholder data to selectively offer promotions to shopper segments based on their revenue and margin contribution to the store. Prior to the introduction of frequent shopper cards, retailers had no proven way of offering incentives to selected customers based on their shopping behavior or value to the store.

  INCREASING CONSUMER ACCEPTANCE OF ELECTRONIC COMMERCE

     The Company believes that consumers are increasingly accepting of electronic commerce processes based on their efficiency and convenience when compared to traditional paper-based transactions. The Company believes that the significant increase over the past five years in the use of ATMs and debit cards for banking and retail transactions, as illustrated in the following graph, is indicative of potential consumer adaptation to other applications of electronic platforms such as the Company's IPN.

(Average Monthly Transactions Per Electronic Card User chart appears here with the following data:)

                             1990   1991   1992   1993   1994   1995

Purchase Goods/Services       0.9    0.9    1.4    2.0    2.2    2.7
Use at ATMs                   5.8    6.3    7.1    8.9    9.6   10.6


     In addition, the continued penetration of personal computers in the home and the rapid increase in the use of the Internet and on-line services are helping to fuel a demonstrable cultural shift toward automated, and away from manual, transactions and access to information.

BUSINESS STRATEGY

     Since 1993, Inter(Bullet)Act has been developing its IPN technology, initiating customer relationships with Manufacturers and developing a commercialization strategy for the IPN. During 1995, the Company conducted a pilot in 25 retail grocery stores whereby Inter(Bullet)Act financially supported a full scale promotion of brands in order to gauge customer usage levels. See
" -- Selective Brand Promotions by the Company." With positive results of the IPN's consumer acceptance and sales impact established, and the raising of additional capital in August 1996, the Company is now accelerating the commercialization of the IPN.

     The Company's strategy is to achieve increasing recurring revenue through the nationwide commercialization of its proprietary IPN. Accordingly, the Company plans to accelerate the installation of the IPN in the more than 3,000 retail grocery stores under contract or letter of intent, further expand retailer commitments, procure new commitments from Manufacturers and more substantial commitments from Manufacturers already supporting the IPN and increase consumer acceptance.

  RETAILER STRATEGY

     NATIONWIDE INSTALLATION OF IPN. As of December 9, 1996, the Company had secured contractual commitments and letters of intent from 17 grocery chains representing approximately 3,094 grocery stores. The Company intends to accelerate installation of IPN terminals in such stores in order to increase the Company's attractiveness to Manufacturers who are considering enrolling in the IPN, as well as to pre-empt potential competitors from entering stores with competing systems. The Company is not aware of any interactive systems in any widespread commercial use with the same functionality as its IPN. As of December 9, 1996, the Company had installed its IPN in 333 stores located in eight states.

     INCREASE REGIONAL MARKET PENETRATION. There are approximately 30,000 supermarkets in the United States with annual sales of greater than $2 million of which chain supermarkets, Inter(Bullet)Act's target markets, represent 18,500 stores. By penetrating an increasing percentage of these stores, the Company seeks to expand its all commodity volume ("ACV") penetration (a measure of market share in a given retail grocery market), particularly in the nation's top markets.

     Set forth below are the retailers who have entered into contracts and letters of intent as of December 9, 1996 to use the IPN and the resulting ACV penetration the Company will have in various markets once all such stores have been equipped with IPN terminals.

          METROPOLITAN              ACV PENETRATION
        STATISTICAL AREA                  (A)          CHAIN                              TOTAL STORES
NEW YORK.........................          28%         A&P                                      146
                                                       Waldbaum's                                91
                                                       Grand Union South                        104
                                                       Food Emporium                             33
                                                       ACME                                      30
                                                       SuperFresh                                 2
                                                       Foodtown                                  10
                                                       Kings Super Markets (b)                   20
                                                                                                436
PHILADELPHIA.....................          40%         ACME                                     164
                                                       SuperFresh                                70
                                                       Grand Union South                          1
                                                       Laneco (b)                                21
                                                                                                256
CHICAGO..........................          36%         Jewel Food Stores                        188
ALBANY...........................          61%         Grand Union North                         84
                                                       Price Chopper                             92
                                                                                                176
CHARLOTTE........................          30%         Food Lion                                107
RICHMOND.........................          30%         Food Lion                                 97
RALEIGH/GREENSBORO...............          32%         Food Lion                                125
INDIANAPOLIS.....................          27%         Marsh                                     90
SOUTH CAROLINA...................          23%         Piggly Wiggly Carolina (b)                91
                                                       Food Lion                                101
                                                                                                192
CLEVELAND........................          30%         Riser Foods                               57
HOUSTON..........................           4%         Gerland's                                 20
OTHER............................         N/A          A&P -- Remaining Stores                  594
                                                       Food Lion -- Remaining Stores            656
                                                       Spartan Stores (b)                       100
                                                                                              3,094

            (a) The source of the ACV computation is Information Resources, Inc.

            (b) These chains have entered into letters of intent with the
                Company.

  BRAND STRATEGY

     The Company's goal is to attain and maintain contractual commitments from approximately 1% of the estimated 18,000 packaged goods product brands. As IPN terminals are installed in an increasing number of supermarket chains with greater ACV penetration, the Company believes it will attract new Manufacturers and expand contracts with existing ones. See " -- Selective Brand Promotions by the Company."

     INCREASE MANUFACTURER PENETRATION. The Company is continually working to increase both the breadth (number of brands per Manufacturer) and depth (dollars committed per brand) of its Manufacturer commitments by continuing to build ACV penetration in top markets and through its direct sales force strategy. Certain of the Manufacturers currently under contract promote only one product offering. The Company believes that such Manufacturers will support promotions for more brands on the IPN as they review the sales impact and cost effectiveness of their current IPN offerings. In addition, the Company seeks to increase substantially the amount of money committed by each Manufacturer per contract period and believes that such increases will become achievable as its installed base of IPN terminals continues to grow.

     INCREASE THE SCALE OF AVERAGE MANUFACTURER UNDER CONTRACT. The Company is actively pursuing long-term contractual commitments from large, prominent Manufacturers who control many consumer products brands. The Company believes that a number of these multi-brand Manufacturers will serve as "charter members" for its IPN and that their participation in turn will induce other Manufacturers to participate. The Company intends to pursue these accounts through its direct sales force and through consulting arrangements with professionals or organizations who have access to senior management of such companies. See
" -- Sales and Marketing."

     CARDHOLDER PANEL. The Inter(Bullet)Act Cardholder Panel, a consumer purchasing behavior tracking tool currently under development by the Company, initially will be offered to Manufacturers as an inducement to enter into long-term contracts with the Company. Eventually, the Company intends to market ICP as a sophisticated research and monitoring tool that will be sold for a fee based on access and usage time. See " -- Products and Services -- Inter(Bullet)Act Cardholder Panel."

     SELECTIVE BRAND PROMOTIONS BY THE COMPANY. As part of its development strategy to attract substantial retailer and Manufacturer commitments and to encourage consumer usage of the IPN, the Company from time to time includes in the IPN in certain stores a number of product promotions for which the Company has no contract for transaction fees from the Manufacturer. For such products, the Company bears the full cost of each redemption and receives no transaction fee from the Manufacturer. However, the Company believes that this discretionary investment in the IPN will benefit the Company as it pursues brand contracts from Manufacturers as they review actual results that demonstrate the potential for the redemption rate and market share improvements that are possible through use of the IPN. The Company plans to continue such product promotions on a selective basis. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations " -- Liquidity and Capital Resources."

     As of December 9, 1996, 19 Manufacturers representing 53 brand offerings were participating in the IPN. The chart below sets forth the Manufacturers currently supporting the IPN.

                                                                             BRAND         PARTICIPATING
MANUFACTURER                                                                 OFFERINGS     SINCE
James River...............................................................          4            6/94
Lever Brothers............................................................         17            6/94
J.R. Simplot..............................................................          2            9/95
Nestle Beverage...........................................................          1           10/95
SP Healthcare.............................................................          6           12/95
Reynolds Metals...........................................................          2            1/96
CPC International.........................................................          2            5/96
Pine Mountain.............................................................          2            5/96
Tetley....................................................................          1            5/96
CPC -- Entenmann's........................................................          1            6/96
Stroehmann................................................................          1            6/96
Tenneco...................................................................          1            6/96
Van Den Bergh Foods.......................................................          1            6/96
Disney Publications.......................................................          1            7/96
General Mills.............................................................          6            8/96
Pillsbury.................................................................          2            8/96
Georgia Pacific...........................................................          1           10/96
ConAgra...................................................................          1           11/96
Keebler...................................................................          1           12/96
                                                                                   53

     Kraft Foods followed-up its promotion of five brands on the IPN in October with a nine-brand promotion in November and is evaluating additional promotions. To date, the Company's contracts with Manufacturers typically have been for relatively low promotional dollar commitments and short terms to trial the IPN's effectiveness. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations " -- Risk Factors -- Ability to Obtain Brand Contracts; Lengthy Sales Cycle; Uncertainty of Market Conditions." As a result, the number of participating Manufacturers and brand offerings on the IPN have varied from time to time.

  CONSUMER STRATEGY

     In order to pursue continuous refinement of the overall attractiveness of the IPN to consumers, the Company intends to promote awareness of the IPN and its benefits, minimize its time of use and highlight the instant savings achievable.

     PROMOTE AWARENESS. The Company promotes awareness of its IPN and its benefits in several ways. Upon installation of IPN terminals in a store, the Company often temporarily provides in-store "greeters" who highlight the IPN's benefits to shoppers. In addition, the IPN terminals' in-store location and the design of their marquees are continuously evaluated to ensure maximum impact. Supermarket retailers are also encouraged by the Company to cross-promote the use and value of the IPN through the stores' traditional advertising channels.

     MINIMIZE TIME OF USE. In order to minimize the time a shopper is required to spend at an IPN terminal, the Company limits the number of screens through which a customer scrolls during a session while still maintaining a slate of up to 40 promotions. In addition, the Company seeks to minimize shopper queuing that may occur within stores by optimizing the number of installed IPN terminals based on a store's average foot traffic. Thus, most shoppers can complete an IPN session in less than one minute.

     HIGHLIGHT INSTANT SAVINGS. The Company believes that highlighting the immediate savings potential of its IPN for consumers is an important element of initial consumer acceptance and repeat usage of the IPN. The Company accomplishes this objective in two ways. First, the initial screen displayed for a shopper illustrates the total dollar savings available based on the promotions selected by the Company's TES for the individual on a given day. Second, as the consumer touches each desired product icon, a special cash register graphic (with sound effects) displays the cumulative total savings of the selected promotions.

  INSOURCE CORE ACTIVITIES/OUTSOURCE NON-CORE ACTIVITIES

     The Company believes its primary focus should be in sales and marketing as well as in the development and operation of its proprietary software and systems. Accordingly, to the extent possible, the Company intends to outsource to vendors certain tasks that it does not consider to be among its core business strengths.

     Prior to September 1996, substantially all aspects of manufacturing of the IPN terminals, including purchasing of components, assembly and testing, were performed by employees of the Company. To allow it to concentrate on its core business strengths, the Company sold its manufacturing operations to Coleman Resources, which hired the employees of the Company involved in such operations. In connection therewith, the Company and Coleman Resources entered into a supply agreement whereby Coleman Resources is to fulfill the Company's anticipated requirements for terminals for the next three years with fixed pricing for the first 5,000 terminals. The Company intends to remain responsible for installation of the terminals.

PRODUCTS AND SERVICES

  INTER(BULLET)ACT PROMOTION NETWORK (IPN)

     Inter(Bullet)Act developed its proprietary interactive multimedia system for use in connection with bar-code scanner technology based on a process patent granted by the U.S. Patent Office. See " -- Patents, Proprietary Information and Trademarks." The following diagram depicts the IPN's basic technical configuration and process flow in a typical supermarket.

(InterAct Promotion Network flowchart appears here)


     A customer can access the IPN by inserting his or her personal shopper card, as issued under the store's existing card program, into the ATM-like terminal located near the entrance to the store. The system identifies the customer and displays full color images of promoted products on the terminal's touch-sensitive screen based upon that customer's cumulative purchasing history. The customer selects desired promotions, usually price discounts (brand or retailer specific) or multiple purchase bonuses, by simply touching the desired product icon displayed on the screen. When the selection process is complete (in less than 60 seconds for most shoppers), the IPN terminal can deliver either individual coupons or a "shopping list" for all selected promotions, identified by aisle so that the products can be easily located when shopping. After shopping, the customer's coupons are electronically scanned at checkout, at which time the system can (i) verify that the promoted items were purchased,
(ii) notify the store register system to give the customer that day's promotion discounts on the spot and (iii) once the customer's card is electronically scanned, record all the customer's purchases for use in more accurately targeting wanted/needed promotions during future visits.

     The Company introduced its shopping list feature in August 1996 and intends to utilize the list in future installations of the IPN where the retailers' point-of-sale systems are sufficiently up to date to accept this feature. A shopping list offers several advantages over paper coupons generated by the IPN. The list need not be presented at checkout to receive the discounts for promoted products. Rather, the shopping list serves as a reminder to the shopper to purchase the promoted products and as an aide in locating them. The customer will automatically receive the relevant discounts only if his or her personal shopper card is scanned at checkout to verify the purchase of the promoted products. This is a more fully automated version of the Company's current electronic clearing process in which individual coupons can be redeemed regardless of whether a cashier scans a shopper's card.

     TARGET ENGINE SOFTWARE ("TES"). The Company's proprietary Target Engine Software ("TES") collects and analyzes each shopper's cumulative market basket of purchases on a rolling 12-month basis. On a daily basis, TES selects for each potential shopper up to 40 product promotions from the larger universe of promotions available on the IPN (approximately 300 on a fully loaded system) based on each consumer's purchasing profile.

     For each product category available on the IPN, the TES classifies each consumer as follows:

                                  CLASSIFICATION

                                  Brand loyal

"Targeted"                        Brand switcher
                             $
                                  Brand competitive

"Untargeted"                      Entry level
                             $

                         CONSUMER DESCRIPTION

                         tends to purchase consistently the Manufacturer's brand within the product category

"Targeted"               tends to demonstrate little brand loyalty, buying several different brands over time within a category

                         tends to purchase consistently a competitor's brand

"Untargeted"             a consumer who has no record of purchasing products within the product category


     Customers will see different icons with varying targeted incentives depending on their individual purchasing profiles. For example, a customer classified as "competitive" can be offered a higher discount coupon than would a consumer classified as a "switcher", who in turn would receive a higher discount than would a consumer classified as "loyal". In this way, the TES offers Manufacturers the ability to execute different promotional strategies for the same product simultaneously. Manufacturers pay a higher fee to the Company for targeted promotion redemptions than for entry level promotion redemptions and have the flexibility to change the relative face values of redemptions for each targeted category. Until a customer has a purchase history in every product category on the IPN, he or she may also see a number of entry level promotions, which are randomly selected by the TES. Some promotions are shown to every consumer regardless of purchase history.

     The Company maintains a computer database in each IPN store and can access the purchasing data from its headquarters, as well as download each day's promotion incentive information.

     RECIPE PRODUCT. In addition to providing personally targeted product promotions, the IPN can instantly deliver free recipes prominently featuring the sponsoring brands as the key ingredients. Recipes offer two distinct benefits for Manufacturers, whether their overall marketing strategy includes couponing or not. First, participating Manufacturers may use the recipe feature as an opportunity to continue reaching shoppers with a seasonal alternative to discounting. Second, Manufacturers that do not generally offer coupons may consider using recipes as an integral part of their marketing strategy by implementing an on-going program of different recipes. The Company plans to target this program to Manufacturers that do not generally offer coupons but may elect to use the recipe strategy to test couponing in conjunction with the recipes offered to measure the incremental sales gained by adding coupons as a purchase incentive.

  PRICING STRUCTURE

     PAY FOR PERFORMANCE. Manufacturers pay a transaction fee to the Company only upon an electronically cleared redemption. The transaction fee is composed of (i) a redemption fee (for Inter(Bullet)Act), (ii) a processing fee (for the retailer) and (iii) the incentive fee (the face value of the coupon for the consumer). Inter(Bullet)Act in turn passes through both the processing fee and the incentive fee to the retailer, while keeping the redemption fee. The amount of the redemption fee earned by the Company depends on whether the consumer who redeems the promotion is an "entry-level" consumer (a shopper for whom the IPN has insufficient data on prior purchasing activity to determine appropriate targeted promotions) or a "targeted" consumer (one for whom the Manufacturer is specifically directing the promotion in order to reward loyalty or to encourage switching brands). The table below sets forth examples of the breakdown of a typical transaction fee invoiced to a Manufacturer who has offered a "50(cents) off" promotion:

                                                                                 AVERAGE           AVERAGE           TOTAL
                                                             INCENTIVE FEE    REDEMPTION FEE    PROCESSING FEE    INVOICED TO
TYPE OF PROMOTION                                             (CONSUMER)      (INTER(BULLET)ACT)   (RETAILER)     MANUFACTURER
Entry Level (Untargeted)..................................       $0.50            $ 0.20            $ 0.08           $ 0.78
Targeted..................................................        0.50              0.45              0.08             1.03

     RETAILER PROCESSING FEE. Retailers receive revenue based on the amount of average daily redemptions per store, generally $0.08 per transaction. This processing fee, when multiplied by (i) the number of redemptions per store, (ii) the number of stores utilizing the IPN per chain and (iii) the number of days those stores are open for business can, in the aggregate, produce a substantial level of high-margin revenue for the retail chain while IPN terminals occupy only minimal floor space.

     BRAND CONTRACTS. The principal elements of the Company's brand contracts with Manufacturers are brand identity, product category exclusivity, dollar commitment and the start and end date of the promotion period. The typical contract duration is for renewable four-to-twelve week periods or until the total dollar commitment is exhausted. In some cases, contract duration may be for one year. The Company offers category exclusivity to Manufacturers in the IPN, E.G., two brands of cola will not simultaneously have promotions in the IPN. If the dollar commitment is exhausted prior to the contract term, the Manufacturer can choose to terminate the promotions for the duration of the period or to increase the dollar commitment. If the contract term expires before the dollar commitment is exhausted, the contract will terminate unless the Manufacturer elects to continue the promotion until the original dollar commitment is exhausted, providing the category has not been contracted by a competing brand.

     RECIPE PRICING. The Company's recipe product generates the Company's highest margin revenue, although recipes are not projected to comprise a significant portion of Inter(Bullet)Act revenue. Inter(Bullet)Act charges the Manufacturer featured in the recipe an impression fee when the recipe is displayed to the consumer and an execution fee when a customer elects to print the recipe. No retailer processing fees are paid.

  INTER(BULLET)ACT CARDHOLDER PANEL (ICP)

     The Company is currently developing a consumer cardholder panel, the Inter(Bullet)Act Cardholder Panel ("ICP"), which will be marketed to Manufacturers. The ICP will be composed of electronically gathered and stored data of consumer transactions collected through the IPN in the Company's installed base of stores. The ICP will capture store-specific purchasing data, which will reflect individual consumer purchasing behavior. The ICP is expected to enable participating Manufacturers to monitor both brand franchise development over time and the level of incentives required to influence consumer behavior. In addition, the ICP will be designed to enable participants to measure the source of changes in sales volume and the change in category share as well as to learn the effects of other in-store promotional tools (including consumption of competitors' coupons). The panel will be designed to be statistically representative of shoppers in Inter(Bullet)Act's store network through random sampling of participants.

     The Company expects the ICP to have the following key advantages over the largest commercial household panel currently available, A.C. Neilsen (40,000 households):

      -- Passive monitoring of natural purchasing behavior (which is not possible in conventional panels).

      -- Recording of all purchase data over an 18-month period, including products purchased, payment method, price, coupons used, total dollars spent and dates of visits.

      -- Measuring and projecting consumer purchasing behavior by brand, store and retailer.

     Inter(Bullet)Act plans to launch the ICP in two phases. First, the ICP is expected to be offered as a value-added incentive for Manufacturers to participate in the IPN pursuant to long-term promotional contracts. Second, the ICP is expected to be offered as a research and monitoring tool available for a fee based on time and usage. The Company plans to provide its clients basic services via on-line terminal access and is in discussion with third parties for the purpose of evaluating options and opportunities to commercialize the cardholder information business. The Company believes that Manufacturers generally will be willing to pay for the ICP data as it is expected to provide valuable information on consumer purchasing behavior.

BENEFITS OF IPN

     Inter(Bullet)Act's IPN provides compelling benefits to its three key constituencies -- Manufacturers and other brand marketers, retailers and consumers.

  MANUFACTURERS AND OTHER BRAND MARKETERS

     STIMULATES INCREMENTAL PRODUCT SALES. As a result of its front-end location and targeted touch-screen promotional display, management believes that the IPN directly causes an increase in the sales volume of promoted products. Sales increases are generally attributable to a promotion motivating consumers to trade up in volume (e.g., buy two and get a third item free), to try a new brand due to the value of the offered incentive or to remind consumers to buy a specified brand due to the on-screen prompt. Substantial sales increases at the product and category level were attributed to the Company's IPN in an Information Resources Inc. ("IRI") matched store study (the "IRI Study") performed for Lever Brothers, Company ("Lever"). The study showed that Lever products promoted on the IPN enjoyed dramatic product sales increases versus the same Lever products not promoted on the IPN in comparable stores. Moreover, the retailer enjoyed a substantial increase in sales for the entire categories of which the promoted Lever products were a part. The graph set forth below illustrates the results of the IRI study for two of the three products studied.

(IPN Sales Impact Study chart appears here with the following data:)

              Brand Sales Lift (product)       Retailer Sales Lift (category)
                    in IPN Stores                      in IPN Stores
Bar Soap                 25%                                23%
Shower Gel              105%                                19%


     ALLOWS TARGETING OF PROMOTIONS. The Company's proprietary TES offers Manufacturers the ability to execute different promotional strategies for the same product simultaneously. See " -- Products and Services -- Inter(Bullet)Act Promotion Network -- Target Engine Software." The Company believes that the offering of personally customized discounts to consumers in the store immediately prior to shopping results in the current average of approximately 35% redemption rate of IPN's electronically offered coupons (two to five times higher than that of other in-store vehicles and approximately 18 times higher than that of FSIs).

     PROVIDES LOW COST ALTERNATIVE. The Company believes that the IPN offers Manufacturers the lowest cost alternative coupon promotional strategy available as a result of a combination of factors. First, Manufacturers only "pay for performance" (see below); second, the IPN virtually eliminates coupon fraud (see below); and third, the Company believes it offers Manufacturers the opportunity to offer lower face-value incentives than through other in-store competitors due to the time and place utility of the IPN terminal.

     PAY FOR PERFORMANCE. One of the principal differences between the IPN and most other forms of promotions is that Manufacturers are only charged a fee upon a redemption/sale and not upon distribution or impression. Therefore, the Company is positioning itself to Manufacturers as the lowest-cost provider.

     IPN VIRTUALLY ELIMINATES COUPON FRAUD. Upon checkout, the electronic scanning of the shopper's coupons or frequent shopping card verifies that items for which promotions were selected on the IPN were actually purchased. This electronic clearing system will virtually eliminate the costly problem of mistaken and fraudulent redemptions associated with the handling of paper coupons, which is estimated by industry sources to cost Manufacturers approximately $500 million per year.

     The IPN addresses coupon fraud in two ways. First, only the individual cardholder may redeem the coupon against specific purchases in a particular store on the day the promotion is offered. Second, unlike other coupon redemption vehicles that allow a coupon to be redeemed against a different product manufactured by the same company, the IPN validates a given redemption only if the promotion and the specified item match.

     CATEGORY EXCLUSIVITY. Manufacturers who participate in the IPN enjoy exclusive representation of their product in a given product category (e.g., a cola company's promotions are the sole cola promotions shown on the IPN). Participating Manufacturers therefore effectively preclude competitors from enjoying the IPN's capabilities and potentially gain competitive advantage.

     DEVELOPS MANUFACTURER/RETAILER PARTNERSHIP. The IPN's ability to channel consumer promotional dollars to the retailer's frequent shoppers creates a mutually rewarding relationship between Manufacturer and retailer. Conventional promotions serve to stimulate product demand in a broad geographic area with coupons redeemable in all stores of all retailers. The IPN, in channeling these promotions to specific stores and specific cardholders, enhances the retailer's position with its best shoppers while satisfying the Manufacturers' volume and targeting requirements.

     CREATES DATABASE OF CUMULATIVE PURCHASING HISTORY BY CUSTOMER. Manufacturers will benefit from access to the extensive consumer behavior research that is expected to be accessible through the Company's ICP. See " -- Products and Services -- Inter(Bullet)Act Cardholder Panel."

  RETAILERS

     STIMULATES INCREMENTAL PRODUCT SALES. The IPN's location inside the front entrance of stores and the tendency of consumers, upon viewing product icons on the IPN screen prior to shopping, to remember products that they may have otherwise forgotten, are both expected to generate overall incremental sales for the retailer. The three product categories that were part of the IRI study of Lever products enjoyed increases between 19% and 26% during the time period of the study. Moreover, the IPN affords the retailer the opportunity to promote high-margin perishable foods and private-label products.

     STIMULATES INTEREST IN EXISTING MEMBERSHIP CARD MARKETING PROGRAMS. The IPN, as a card-based system, is intended to help achieve customer loyalty for retailers by generating interest in frequent shopper card programs and by allowing retailers to plan promotions that reward frequent and high-spending shoppers.

     INCREASES EFFICIENCY. The IPN obviates the costs and inconvenience to retailers of handling paper coupons, which typically must be stored and shipped to a clearing center to qualify for ultimate reimbursement.

     PROMOTES CONSUMER/RETAILER COMMUNICATION. The IPN adds the dimension of one-on-one communication and feedback with the retailer's customers. In addition to on-screen offers specifically designed for the card-carrying customer group, retailers can use the full color, interactive video screens to communicate special messages to targeted consumers or can entice consumer involvement and feedback via interactive games, electronic sweepstakes entry, continuity promotions and tie-in promotions with local media, charities, special events, manufacturers and other merchandising themes promoted within the store. On screen questionnaires can also be effectively used to gather feedback from consumers on store improvements or customer service issues.

     GENERATES HIGH-MARGIN REVENUE. Retailers receive a processing fee for each electronic redemption. Cumulative processing fees can add high margin revenue to a retailer's traditionally low margin grocery business.

  CONSUMERS

     SAVES TIME AND INCREASES PURCHASING POWER. The IPN dispenses shopping lists or coupons for products and allows the consumer to enjoy the savings resulting from the electronic redemption of the promotion, the average total of which currently ranges from one to ten dollars per shopping trip. The Company expects these average savings per shopping trip to increase as it offers a wider array of product promotions resulting from anticipated increases in the number of participating Manufacturers. In addition, consumers can obtain these savings by spending only about 60 seconds at the IPN terminal compared to the time-consuming task of clipping and sorting individual paper coupons.

     PROVIDES CONVENIENCE AND INFORMATION. Unlike traditional promotional methods, the IPN has numerous characteristics that facilitate its consumer acceptance. First, each IPN terminal is located near the entrance of the grocery store. Second, each terminal presents touch-screen color icons of promoted products that offer personalized product discounts while eliminating the burden of consumers having to locate, clip, save and remember to carry paper coupons before they enter their local grocery store. Third, the system reminds shoppers of products they may otherwise have forgotten during a given shopping trip and informs them of other pertinent in-store events, such as special offerings for perishable products.

SALES AND MARKETING

     DIRECT SALES FORCE. The Company's sales efforts are conducted primarily through its own direct sales force. Since February 1996 Inter(Bullet)Act has employed a full-time brand sales force, which currently includes seven people, all of whom are experienced in packaged goods sales and product promotions and report to the Vice President of Brand Sales. The current sales force replaced an earlier sales group consisting of five external sales agents who sold a variety of unrelated products along with the IPN.

     The Company also concentrates its marketing and sales resources on participation in well-recognized and widely attended industry trade shows, direct mail campaigns to prospective industry accounts and advertising in trade publications.

     The Company's sales professionals are trained in, and directed toward, the management and renewal of existing business as well as establishing new business with Manufacturers. Management believes that significant future recurring revenue will come from the renewal and expansion of business with existing clients.

     MAJOR ACCOUNTS PROGRAM. In addition to its direct sales force, the Company is implementing an executive sales strategy targeting large, multi-brand Manufacturers by retaining the services of Lorraine Scarpa, Ph.D., former Senior Vice President of Kraft Foods, to assist in arranging sales presentations with prominent executives of major Manufacturers. For similar reasons, the Company has retained the services of The Source Company, which provides distribution and administrative services on behalf of both publishing companies and more than 50,000 retail stores nationwide. This strategy, which involves personal participation from the Company's senior management, is designed to secure longer-term commitments from these companies to participate on the IPN. Management believes that the value-added inducement of access to the ICP will assist in obtaining these accounts' business. Since inception of this sales strategy, meetings were conducted with senior management of one of the largest tobacco companies and a number of the largest multi-brand Manufacturers that control many popular consumer brands, including Borden, from which the Company has received a written indication of interest to participate in the IPN.

     RETAILER PROGRAM. Retailer network development and associated sales efforts have been based on direct mail campaigns, trade shows and one Company-employed sales representative, supported by senior management.

OTHER OPPORTUNITIES

     In addition to grocery stores, the Company believes the IPN may have several additional applications for promoting Manufacturers' products. More specifically, the Company can foresee use of its electronic marketing systems in retail pharmacy chains and possibly in convenience stores and discount department stores. The Company has entered into a letter of intent with a third party pursuant to which a limited liability company would be organized to pursue the development and commercialization of a network similar to the IPN that would deliver healthcare information and targeted promotions of healthcare products in retail pharmacies. If a definitive agreement is reached, the Company would become a minority owner of this business in exchange for a limited license to use its technology but is not obligated to commit substantial amounts of capital to the business. Significant opportunities may also exist in pursuing international expansion of the IPN grocery store application. Although these alternative applications may be viable for the Company in the future, the Company's current primary objective is to complete its large-scale installation of the IPN in retail grocery stores domestically.

COMPETITION

     The consumer products advertising and promotional business is intensely competitive. Many companies and formats compete for the advertising and promotional dollars that Manufacturers spend to help sell their products. The Company's promotional services compete against formats such as TV, radio, newspapers and various point-of-entry technologies, but most directly against coupon distribution companies. The Company competes with various traditional coupon delivery methods that are more widely utilized, including FSIs, in/on-packs, direct mail, newspapers and magazines, as well as a number of new electronic marketing products and services such as check-out coupons, electronic shelf markers, battery-powered coupon dispensers and frequent-shopper programs, among others.

     Inter(Bullet)Act competes directly for promotional dollars based on the efficiency of its network to reach a wide base of the shopping public, its ability to accurately target potential customers and to influence consumer buying behavior while enabling Manufacturers to meet their strategic objectives. Although Inter(Bullet)Act currently does not face direct competition because of the proprietary nature of its network and its services, there are numerous companies who compete in the same general market through a different format. In particular, the Company competes with other companies in the in-store marketing segment of the consumer products advertising and promotional business. One competitor, Catalina Marketing Corporation ("Catalina"), provides an electronic marketing network that delivers coupons to consumers at checkout lanes based on that day's purchases. Another competitor, ActMedia, is currently the largest of several companies that provide automatic coupon dispensers in the aisles of supermarkets. In addition, The News Corporation, the second largest FSI distributor in the United States, recently entered the in-store marketing segment by providing automatic coupon dispensers in the aisles of supermarkets. These companies have greater resources and more experience in in-store marketing than the Company, and there is no assurance that the Company will be able to compete effectively. Further, supermarket chains may directly develop their own electronic promotion capabilities through their frequent shopper card programs or otherwise. To the extent that a direct competitor has installed its point-of-sale system in a supermarket, it may be substantially more difficult to convince a Manufacturer to allocate advertising and promotional dollars away from established in-store marketing systems.

EMPLOYEES

     As of December 9, 1996, the Company had a total of 100 full-time employees. Of these 100 full-time employees, 16 were engaged in sales and marketing, 34 were engaged in technical services, 40 were engaged in retail services, and ten were engaged in finance and administration.

     None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company's future success will depend in significant part on the continued service of its key technical sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial sales and technical employees. The Company anticipates that the nationwide commercialization of the IPN will require the hiring of a substantial number of new employees in connection with the planned expansion of its business.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     A patent currently used in the Company's in-store consumer product promotion and couponing business, United States Letters Patent No. 4,554,446 (the "'446 Patent"), is based on the interaction of multiple elements including:
(1) a computer, (2) a device capable of printing a machine-readable code onto a document, (3) a device capable of reading a machine-readable code, and (4) a cash register.

     The IPN which utilizes the patented invention generally includes the following: a device (the IPN terminal) issues a document that carries a machine-readable code which is subsequently read by another device (a checkout scanner) which feeds the information to a computer (the IPN store server) that validates the transaction against pre-established criteria (a product purchase) and finally instructs the cash register accordingly (subtracting the proper amount of incentive).

     The Company is licensee of the '446 Patent, which expires in November 2003, through separate agreements with the holders of rights in this patent. With respect to one license agreement under which the Company is assignee, the Company is required to pay a royalty of 2% of the gross collected revenues of the Company, to the extent derived from the Company's exploitation of the patent, with such royalty decreasing to 1% of such revenues after $10 million in aggregate royalties have been paid to the licensors. This license agreement requires that certain minimum monthly payments be made to the licensors, and be exceeded within approximately two years, in order to avoid triggering a termination right on the part of the licensors. With respect to another license agreement, the Company is required to pay the licensor a royalty of .8% of the gross collected revenues of the Company to the extent derived from the Company's exploitation of the patent, until such time as the licensor has received the aggregate sum of $600,000 after which no additional royalty payments are required. This license agreement requires certain minimum monthly payments to the licensor. Additionally, the Company is required to pay royalties to a former director of the Company who was an earlier licensee of this patent and assigned his rights therein, in exchange for certain ongoing payments and other consideration, to the Company's subsidiary, which in turn has assigned such rights to the Company. See Item 13. Certain Relationships and Related Transactions.

     The Company also has filed an application for United States Letters Patent with respect to the Company's Target Engine Software. See " -- Products and Services -- Inter(Bullet)Act Promotion Network." In addition, the foregoing license agreements include two patents that are not presently used in the Company's business.

     The Company has acquired the registered trademark COUPON
XPRESS(Register mark). In addition, the Company has applied to the United States Patent and Trademark Office to register the following service marks, which applications are now pending: INTER(Bullet)ACTTM and the Inter(Bullet)Act logo graphic.

ITEM 2. PROPERTIES

     The Company is headquartered in Norwalk, Connecticut, where it leases 16,726 square feet of office space. The lease runs through December 21, 1999. The Company also leases 2,080 square feet of warehouse storage space in Farmingdale, New York under a month-to-month lease. The Company intends to lease other warehouse storage space as necessary and believes that suitable space will be readily available to meet its anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina Marketing Corporation (NYSE: POS) alleging that Catalina has infringed the '446 Patent under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent and treble damages and the costs and expenses incurred in connection with the suit. The parties are currently proceeding with pre-trial discovery. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of December 23, 1996, the Company had 7,668,555 shares of common stock issued and outstanding, which shares were held by 175 shareholders of record. There is no established public trading market for the common stock nor are there any reported quotations for such stock. The Company has not declared any cash dividends since its inception.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data for the periods indicated. The following financial data should be read in conjunction with the information set forth under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements included elsewhere in this report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE PERIOD FROM                                              FOR THE PERIOD FROM
                                             FEBRUARY 25, 1993           YEAR ENDED         YEAR ENDED        FEBRUARY 25, 1993
                                           (DATE OF INCEPTION) TO      SEPTEMBER 30,       SEPTEMBER 28,    (DATE OF INCEPTION) TO
                                             SEPTEMBER 30, 1993       1994       1995          1996           SEPTEMBER 28, 1996
INCOME STATEMENT DATA:
Net sales...............................          $     11           $     3    $   110      $     205             $    329
Gross profit (deficit)..................                 7              (260)      (732)        (2,489)              (3,473)
Loss from operations....................            (1,295)           (2,267)    (4,427)        (9,750)             (17,739)
Net loss................................            (1,295)           (2,344)    (4,526)       (11,559)             (19,723)
Net loss per share......................          $  (0.46)          $ (0.83)   $ (1.27)     $   (1.91)                 N/A
Weighted average common shares
  outstanding...........................             2,793             2,830      3,556          6,038                  N/A
Deficiency of earnings available to
  cover fixed charges (a)...............          $  1,295           $ 2,354    $ 4,615      $  12,494             $ 20,758

                                                                                      SEPTEMBER 30, 1995    SEPTEMBER 28, 1996
BALANCE SHEET DATA:
Working capital (deficit)..........................................................         $ (753)              $ 91,836
Total assets.......................................................................          2,178                107,757
Total debt.........................................................................          2,042                 73,227(b)
Common stock purchase warrants.....................................................             --                 24,464(b)
Stockholders' equity (deficit).....................................................           (910)                 7,934

(a) For purposes of computing the deficiency of earnings available to cover fixed charges, earnings include loss from operations, which excludes interest expense and other income, net. Fixed charges consist of interest expense.

(b) Reflects the effect of the valuation of Warrants issued with respect to
    7.334 shares issuable per warrant. Does not reflect additional shares which would be issuable if the Company has not completed a Qualifying Initial Public Offering (as defined) by September 30, 1997. The Warrants were issued in a private placement transaction completed in August 1996 in which 142,000 units were sold consisting of $142,000,000 principal amount of 14% Senior Discount Notes due 2003 and Warrants to purchase initially on aggregate of 1,041,428 shares of Common Stock. The net proceeds of the private placement were approximately $90.9 million after deducting discounts and expenses totalling $3.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     The Company develops, owns and operates proprietary electronic marketing systems that are designed to give consumer products manufacturers (the "Manufacturers") and retailers the ability to influence the purchasing behavior of consumers moments before shopping begins and to track and analyze individual consumer purchasing behavior on an ongoing basis. The Company's current commercial product offering utilizes interactive "touch-screen" terminals inside the entrance of retail supermarkets that issue individually targeted, and immediately usable, coupons and other promotional incentives based on each consumer's cumulative purchasing history. Since its formation in 1993, the Company has concentrated on the development and commercialization of its systems primarily in retail supermarkets. For the period from inception (February 25, 1993) through September 28, 1996 the Company was a development stage company, and its activities principally related to the development, testing and initial deployment of the IPN, capital formation and the recruitment of management and other key employees.

     To date, the Company has generated minimal operating revenue, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated deficit as of September 28, 1996 of $19,723,174 with net losses of $11,558,890, $4,525,722, $2,343,510 and
$1,295,052 for the years ended September 28, 1996, September 30, 1995 and 1994, and for the period of inception through September 30, 1993, respectively. The Company expects to incur substantial additional costs to install additional IPN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the IPN to consumers, retailers and Manufacturers. The Company expects to incur net losses in fiscal 1997 and may operate at a loss for the foreseeable future, and there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability. See " -- Risk Factors."

     During 1995, the Company installed its IPN in grocery stores under one retail grocery store chain, offering consumers a minimal number of brand incentive coupons. Starting in 1995, the Company conducted a pilot in 25 retail grocery stores whereby it supported a full scale offering of brand incentives in order to gauge customer usage levels. Although the pilot tests confirmed substantial customer usage, the Company also recognized that a larger base of installed stores would be necessary to secure ongoing Manufacturer participation. To that end, the Company has more recently concentrated its efforts on marketing its IPN to supermarket chains to gain sufficient penetration in particular markets to make the IPN more attractive to Manufacturers. This expansion is being financed with the net proceeds of the Private Placement. As of December 9, 1996, the Company had contracts and letters of intent to install and operate its IPN in more than 3,000 stores and IPN's were installed and operating in 333 stores.

     As of December 9, 1996, 19 Manufacturers representing 53 brand offerings were under contract to participate in the IPN, most of which were short-term and at relatively low expenditure levels to trial the effectiveness of the IPN.

OVERVIEW OF REVENUE AND EXPENSES

     The Company anticipates that its primary source of revenue will continue to be from transaction fees it charges participating Manufacturers. Each electronic redemption of a promotion by a consumer will generate a transaction fee, consisting of a fee for the retailer, a fee for Inter(Bullet)Act and the face value of the coupon (which the Company passes on to the retailer).

     Direct operating expenses consist primarily of (i) uncapitalized costs of installing IPN terminals in stores, (ii) store support and various marketing expenses, (iii) retailer processing fees and (iv) paper for "shopping list" or coupon printing.

     Selling, general and administrative expenses consist primarily of costs associated with (i) the Company's sales force, (ii) marketing and administrative personnel, (iii) royalties for use of patents and licenses, (iv) travel, consulting, professional fees, business communications and other expenses and
(v) research and product development costs, composed mainly of the IPN's hardware and software development costs. In addition, as part of its development strategy to attract substantial retailer and Manufacturer commitments and to encourage consumer usage of the system, the Company from time to time includes in the IPN in certain stores a number of product promotions for which the Company has no contract for transaction fees from the Manufacturer. For such products, the Company bears the full cost of each redemption and receives no transaction fee from the Manufacturer. These costs are included as marketing expenses in selling, general and administrative expenses. See Item 1. Business " -- Business Strategy -- Brand Strategy -- Selective Brand Promotions by the Company."

     Depreciation and amortization expenses are principally incurred in connection with installed IPN terminals and, to a lesser extent, Company-owned computers, development and testing equipment, office equipment, furniture, fixtures and improvements.

RESULTS OF OPERATIONS

  FISCAL YEARS ENDED SEPTEMBER 28,1996, SEPTEMBER 30,1995 AND SEPTEMBER 30,1994 AND FOR THE PERIOD FROM FEBRUARY 25,1993 (DATE OF INCEPTION) TO SEPTEMBER 30,1993.

     REVENUE. Revenue was $205,459, $110,239, $2,761 and $10,600 in 1996, 1995,
1994 and for the period from February 25, 1993 (Date of Inception) to September 30, 1993, respectively. The increase was primarily attributable to the addition of IPN terminals installed in stores in the 1996 period. As of September 28, 1996, September 30, 1995, 1994 and 1993, 328, 25, 3 and 0 stores contained IPN terminals. Revenue did not increase proportionately to stores and terminals as the majority of the installations occurred in the latter months of the period of 1996 and since many IPN terminals in the 1996 period were being supported through nonpaid incentives.

     DIRECT OPERATING EXPENSES. Direct operating expenses were $2,694,320, $842,025, $262,389 and $3,349 in 1996, 1995, 1994 and for the period from
February 25, 1993 (Date of Inception) to September 30, 1993, respectively. The increase was primarily due to (i) increased employee headcount to support new store roll-out and maintain quality operations at current stores ($488,600 increase in 1996 and $309,500 increase in 1995 and $177,880 increase in 1994) and (ii) increased supplies and other expenses related to IPN usage ($1,363,700 increase in 1996, $270,100 increase in 1995 and $81,200 increase in 1994.)

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6,440,468, $3,504,751, $1,975,313 and $1,294,762 for the fiscal years ended 1996, 1995, 1994 and for the period from February 25, 1993 (Date of Inception) to September 30, 1993, respectively. Selling and marketing expenses increased $1,481,065, $506,468 and $484,248, in 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was attributable to (i) marketing costs associated with selective brand promotions sponsored by the Company increasing from $325,000 in 1995 to $1,020,800 in 1996 and (ii) the hiring of additional marketing and sales force personnel to support and accelerate the marketing and roll-out of IPN terminals. The increase from 1994 to 1995 was attributable to (i) marketing costs associated with selective brand promotions of $325,000 in 1995 and (ii) the hiring of additional marketing and sales force personnel to support and accelerate the marketing and roll-out of IPN terminals. The increase from February 25, 1993 (Date of Inception) to September 30, 1993 to 1994 was attributable to the hiring of marketing and sales force personnel. General and administrative expenses were $3,968,015, $2,514,035, $1,491,065 and $1,294,762 for 1996, 1995, 1994 and for the period from February 25, 1993 (Date of Inception) to September 30, 1993, respectively. Research and development, primarily the development of hardware and software to support the IPN terminals, accounted for $800,000 in 1996, $623,000 in 1995, $350,000 in 1994 and $611,000 from February 25, 1993 (Date of Inception) to September 30, 1993. The $611,000 was a one time charge for the purchased technology. See Note 9 to the September 28, 1996 Consolidated Financial Statements for additional discussion. The balance of the increases were due to additional personnel and professional costs required in the progression of the Company through its development stage.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $821,105, $190,748, $31,604 and $7,541 in 1996, 1995, 1994, and for the period from
February 25, 1993 (Date of Inception) to September 30, 1993, respectively. The significant increases in 1996 and 1995 were due to an increase in the number of IPN terminals in stores, as well as computer and office equipment additions.

     INTEREST EXPENSE. Interest expense was $2,743,436, $187,249, $87,808 and $0 in 1996, 1995 and 1994 and for the period from February 25, 1993 (Date of Inception) to September 30, 1993. Interest expense increased by $2,556,187 in 1996 primarily due to the issuance of $142,000,000 of senior discount notes. See
Note 1 to the September 28, 1996 and September 30, 1995 Consolidated Financial Statements for further discussion. In 1995 and 1994, interest expense increased by $99,441 and $87,808, respectively, due to additional debt issued to various shareholders of the Company. See Notes 5 and 6 to the September 28, 1996 and September 30, 1995 Consolidated Financial Statements for further discussion.

     INTEREST AND DIVIDEND INCOME. Interest and dividend income was $1,009,160, $34,565, $8,630 and $0 in 1996, 1995, 1994 and for the period from February 25,
1993 (Date of Inception) to September 30, 1993, respectively. The increases were due to larger cash balances available for investment.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net was $(74,180), $54,247, $2,213 and $0 in 1996, 1995, 1994 and for the period from February 25,
1993 (Date of Inception) to September 30, 1993, respectively.

The significant decrease in 1996 was primarily due to a loss on disposal of certain fixed assets. The significant increase in 1995 was due to an increase of approximately $60,000 of non-revenue derived during a test of an application of the Company's proprietary technology.

LIQUIDITY AND CAPITAL RESOURCES

     From February 25, 1993, (Date of Inception) to September 28, 1996 the net cash used in operating activities was $13,288,322 as the Company generated minimal revenue yet incurred expenses related to the development of its IPN technology, test marketing the product and recruiting personnel. In addition, cash used in investing activities was $10,723,350, primarily related to expenditures for IPN equipment. The Company has funded its operations through equity contributed by its stockholders and through convertible debt, which on February 1, 1996 was converted into equity. From its inception through September 28, 1996, the Company's stockholders had contributed $27,651,071 of equity to the Company. Of the aforementioned amount, $1,971,130 was originally issued as debt and subsequently converted to equity. As of September 28, 1996, the Company had cash and cash equivalents of $93,479,584 and working capital of $91,835,547.

     As of December 9, 1996, the Company had contracts and letters of intent to install and operate the IPN in more than 3,000 stores, of which 333 stores were installed and operating. Installation costs associated with the stores to be installed are estimated to be an aggregate of approximately $61 million during calendar years 1996 and 1997. The Company also plans to offer product promotions for which it will bear the full cost of each redemption without reimbursement from Manufacturers of an aggregate of approximately $12 million during calendar years 1996 and 1997. In addition, the Company has settled a lawsuit, and the settlement requires the Company to pay an aggregate of $400,000 by January 1997, $350,000 of which was paid in fiscal 1996.

     As of September 9, 1996, the Company sold its inventory and fixed assets used in its terminal assembly operations in South Carolina to Coleman Resources for a purchase price of approximately $2.6 million. In connection therewith, Coleman Resources hired the Company's employees involved in such operations and entered into a supply agreement whereby it will fulfill the Company's anticipated terminal requirements for the next three years with fixed pricing for the first 5,000 IPN terminals. No material gain or loss was realized in the transaction.

     The Company consummated a private offering of securities (the "Private Placement") on August 2, 1996 for which it received net proceeds of approximately $90.9 million. The Private Placement consisted of 142,000 units (the "Units") of $142,000,000 principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of Common Stock of the Company at $.01 per share. If the Company has not completed a Qualifying Initial Public Offering (as defined) by September 30, 1997, the Warrants that have not been exercised will entitle the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. For a further description of the Notes and Warrants, see Notes 1, 7 and 8 to the September 28, 1996 Consolidated Financial Statements.

     The Company will continue to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its IPN during 1996 and 1997. The Company believes that the proceeds from the Private Placement, together with existing cash and cash equivalents will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements both for the short-term and through fiscal 1997. However, the Company may require additional capital prior to the end of calendar 1997 to fund its planned expansion and to address any liquidity needs caused by shortfalls in revenue. Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in shortfalls in revenue. See " -- Risk Factors." For example, shortfalls could occur if the Company continues to experience delays in installation of the IPN such that any growth in paid redemption volume is delayed. See " -- Risk Factors -- Mangement of Growth; Early Stage Products and Services; Accelerated Installation." If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company (as well as the percentage ownership represented by the Warrants) will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned IPN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

RISK FACTORS

     The information included in this report should be read in conjunction with the following factors:

     LIMITED OPERATING HISTORY; SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; FUTURE LOSSES. The Company was incorporated in February 1993 and has concentrated its efforts on the development, testing and initial deployment of the IPN, on capital formation and on the recruitment of management and other key employees. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. To date, the Company has generated minimal operating revenue, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had net losses of $2.3 million for the year ended September 30, 1994, $4.5 million for the year ended September 30, 1995 and $11.6 million for the year ended September 28, 1996. The Company expects to incur substantial additional costs to install additional IPN terminals and to sponsor selected promotions to demonstrate the utility of the IPN to consumers, retailers and Manufacturers. See Item 1. Business " -- Business Strategy -- Brand Strategy -- Selective Brand Promotions By the Company." The Company expects to incur net losses in fiscal 1997 and may operate at a loss for the foreseeable future, and there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

     The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. To address these risks, the Company must, among other things, manage effectively any growth that may occur, successfully commercialize its product by securing new and renewal commitments from Manufacturers, respond to competitive developments and attract and retain management and other key personnel.

     ABILITY TO OBTAIN BRAND CONTRACTS; LENGTHY SALES CYCLE; UNCERTAINTY OF MARKET ACCEPTANCE. All or substantially all of the Company's revenue is expected to be derived for the foreseeable future from fees paid by Manufacturers that place product promotions on the IPN. However, Manufacturers currently participating in the IPN are doing so at relatively low promotional dollar commitments to trial the IPN's effectiveness. Accordingly, the Company's future success will depend substantially on its ability to establish, maintain and expand relationships with Manufacturers to promote their products using the IPN. Moreover, it is critical that the Company obtain additional commitments from Manufacturers of major brands in the most popular consumer product categories and develop long-term relationships with these Manufacturers in order to ensure that an appropriate mix of products is displayed on the IPN.

     The Company has experienced a lengthy sales cycle in marketing the IPN to Manufacturers. In most cases, the time between initial contact with the Manufacturer and the execution of the final contract, if any, exceeds five months. However, the Company is commencing its large-scale installation of the IPN prior to obtaining commitments from major and other Manufacturers sufficient to support its future operations. The Company could fail to obtain such commitments or could experience substantial delays in obtaining such commitments, or the Company could fail to maintain relationships through renewal contracts. There can be no assurance that the Company will obtain additional commitments on a timely basis from any Manufacturers and maintain long-term relationships with these Manufacturers to participate in the IPN. Even if the Company obtains initial commitments from additional major and other Manufacturers, these contracts typically have had short-term durations and there can be no assurance that such Manufacturers will make the IPN a component of their long-term promotional strategies. If any of the foregoing events occur, the Company may be required to delay implementation of its large-scale commercialization of the IPN and it may incur substantially greater losses for a longer period than expected and experience a material adverse effect on its results of operations and financial condition. In addition, as a new market participant, it may only receive one opportunity to convince any single Manufacturer to become and remain a customer of the Company. As a result, even short-term difficulties in implementing its strategies could have a material adverse effect on its results of operations and financial condition.

     In order to enhance its prospects of enrolling major and other Manufacturers in the IPN, the Company has elected in the past, and expects to elect in the future, to sponsor from time to time, at its own cost, selected product promotions in its stores to continue to demonstrate the effectiveness of the IPN in prompting product sales and targeting promotions to individual consumers. Since these promotional expenditures are classified as selling, general and administrative expenses and are incurred to attract Manufacturers and enhance future revenue, the Company's current losses will be increased in the period of the expenditures and, if the expected future revenue does not materialize, any liquidity difficulties being experienced by the Company could be exacerbated.

     Because the utility and the ultimate attractiveness of the IPN to Manufacturers is substantially dependent on the number of shoppers using the system, the size of the Company's installed store base significantly affects its revenue generation potential. The Company's profitability and the success of its growth plans will be significantly affected by its ability to contract with additional retailers for the installation of the IPN and to install the system in such stores in a rapid and orderly manner. While the Company has contractual commitments and letters of intent from 17 supermarket chains as of December 9, 1996, there can be no assurance that retailers who currently or in the future have IPN terminals installed will retain the IPN in their stores or that the Company will be able to continue to increase the number of stores in which the IPN is installed.

     The Company also is dependent on the level of general acceptance and usage by consumers. Consumer acceptance and usage are dependent on many factors, such as actual and perceived ease of use, access to terminals during peak shopping periods, reliability of the Company's IPN and perceived attractiveness of the product offerings of the IPN. There can be no assurance that an adequate number of consumers will use the IPN at a level sufficient to support the IPN on an ongoing basis.

     Inasmuch as demand by Manufacturers, retailers and consumers is substantially interrelated, any significant continuous lack or lessening of demand by any one of these constituencies could have an adverse effect on overall market acceptance. See Item 1. Business -- "Business Strategy" and Item
1. Business " -- Sales and Marketing."

     MANAGEMENT OF GROWTH; EARLY STAGE PRODUCTS AND SERVICES; ACCELERATED INSTALLATION. The Company's rapid growth has placed, and is expected to continue to place, significant pressure on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to strengthen its management team, implement and improve its operational and financial systems and expand, train and manage its employee base. The Company also will be required to develop and manage multiple relationships with various customers, business partners and other third parties. The Company's systems, procedures or controls may not be adequate to support the Company's operations and Company management may not be able to achieve the rapid expansion necessary to exploit potential market opportunities for the Company's products and services. Any significant problems in the Company's commercialization of the IPN could create a negative image in the consumer product promotion and couponing business that may be impossible to overcome. The Company's future operating results will also depend on its ability to expand its sales and marketing and research and development organizations, to implement and manage new distribution channels to penetrate markets and to expand its support organization. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

     Although it has been tested in commercial and noncommercial environments, the IPN is in the early stages of implementation and is subject to the risks inherent in the commercialization of new products. The Company has limited experience in installing and operating substantial numbers of IPN terminals and has encountered technical implementation problems as it installs IPN terminals on a greater scale, which have delayed a substantial number of the Company's scheduled IPN installations.

     Substantially all of the Company's planned installations for the first quarter of fiscal 1997 were in the A&P and Food Lion chains. The principal problems encountered by the Company have been the low scanning quality of certain frequent shopper cards used by A&P customers and difficulties in integrating the IPN with Food Lion's POS systems. In beginning test installation of the IPN in the pilot A&P stores, the Company and A&P discovered that large numbers of personal shopping cards of A&P customers could not be read by the IPN because of their poor quality. To address this problem, the Company developed a numeric "keypad" feature for display on the IPN that allows a store's customer to input his or her card number if the IPN does not read the card after insertion into the terminal. This feature has been implemented in 29 of the A&P pilot stores and has been approved by A&P for rollout to all 740 stores under contract. Although the Company believes that the numeric keypad solution will work effectively, to date there is no statistical data available from the pilot stores to evaluate its effect on customer usage. During the planning process for the Food Lion pilot, the Company and Food Lion discovered that Food Lion's store POS systems needed modification to communicate with the IPN. The Company has delivered a prototype solution of this problem to Food Lion which includes readily available hardware and software additions to Food Lion's equipment, and Food Lion has indicated that the prototype has performed satisfactorily in tests run by its testing facility. The Company's solution would require incremental expenditures of approximately $1,100 per Food Lion store, some or all of which may be borne by the Company. The Company currently has not installed the IPN in any of its contracted Food Lion stores.

     There can be no assurance that these or other problems associated with new product commercialization will not continue to occur. As the Company continues to install terminals on a greater scale, there are likely to be other technical implementation problems, some of which may be material. The continuing occurrence of difficulties in installing and operating a large number of terminals could have a material adverse effect on the Company's prospects, operating results and financial condition.

     RISKS RELATING TO SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS. The Company is highly leveraged, with indebtedness that is substantial in relation to its stockholders' equity. As of September 28, 1996, the Company had an estimated aggregate of $73.2 million of indebtedness and stockholders' equity of $7.9 million. Earnings before income taxes and fixed charges were insufficient to cover fixed charges by $12.5 million for the year ended September 28, 1996. See Item 6. Selected Financial Data.

     The Company's high degree of leverage could have important consequences to the holders of the Company's securities, including but not limited to the following: (i) the Company's ability to obtain additional financing for capital expenditures, working capital, general corporate purposes or other purposes (including potential acquisitions) may be impaired in the future; and (ii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions of its business, or be unable to carry out capital spending that is important to its growth strategy.

     The Company's ability to make scheduled payments or to refinance its obligations with respect to the Notes and its other indebtedness will ultimately depend on its financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors that may be beyond its control, including operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments and delays in implementing its strategy. The Company's ability to meet its debt service and other obligations will depend on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the IPN. There can be no assurance that the Company will be able to implement fully its strategy or that the anticipated results of its strategy will be realized. See Item 1. Business
" -- Business Strategy."

     If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for payment of interest on and principal of its indebtedness in the future, or that any such alternative measures would be available at reasonable costs or would permit the Company to meet its scheduled debt service obligations. In the absence of adequate operating results and/or capital resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds which the Company could realize therefrom.

     EFFECTIVE SUBORDINATION TO OBLIGATIONS OF SUBSIDIARIES. The Notes are effectively subordinated to all indebtedness and other liabilities and commitments of the present and future subsidiaries of the Company, including trade payables and other indebtedness and preferred stock obligations, if any. Any right of the Company to receive assets of any such subsidiary upon the liquidation or reorganization of such subsidiary is effectively subordinated to the claims of that subsidiary's creditors, except to the extent the Company is itself recognized as a creditor of such subsidiary, in which case the claims of the Company are still subject to any security interests in the assets of such subsidiary and subordinate to any claims of such subsidiary senior to those held by the Company. The Company's sole subsidiary is inactive and, as of September 28, 1996, had no balance sheet liabilities. Under the Indenture for the Notes, the Company's present and future subsidiaries are permitted to incur substantial additional liabilities.

     NEED FOR ADDITIONAL FINANCING. The Company may require additional capital prior to December 31, 1997 to fund its planned expansion and to address liquidity needs caused by shortfalls in revenue. See " -- Liquidity and Capital Resources." If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned IPN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

     LACK OF PRODUCT DIVERSIFICATION; DEPENDENCE ON CONSUMER PRODUCTS ADVERTISING AND PROMOTIONAL BUSINESS. The Company's business is currently concentrated in the commercialization of the IPN for use in supermarkets and is expected to be so concentrated for the foreseeable future, thereby making the Company susceptible to a downturn in that industry. For the year ended September 28, 1996, the Company derived all its revenue from its IPN operations, and substantially all the Company's revenue for the foreseeable future is expected to be derived from the operation of the IPN in supermarkets. Any decrease in Manufacturers' promotional expenditures could result in a smaller overall market for the Company's services. In addition, Manufacturers may decide to decrease promotional expenditures in favor of increased advertising, lower prices or other marketing strategies, including "every day low price" and efficient consumer response initiatives. For example, the Company is aware of one major Manufacturer that has been testing, in selected markets, a strategy of eliminating the use of FSIs. These factors as well as others affecting the advertising and promotional strategy of consumer products manufacturers could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON THIRD PARTIES. The expected growth of the market for the IPN, in conjunction with the Company's limited resources, make the success of the Company and its business dependent on, among other things, its ability to work successfully with third parties. There can be no assurance that the Company will be successful in identifying such third parties, that it will be able to maintain suitable agreements with such third parties or that it will be able to implement successfully any future agreements should they become necessary. Failure by the Company to accomplish any of the above could have a material adverse effect on the Company's business, operating results and financial condition.

     For example, the Company has sold its manufacturing operations to Coleman Resources and the Company's success will depend particularly on the ability of Coleman Resources to fulfill the Company's needs on a timely basis. The ability of the Company to realize recurring revenue from promotion redemptions will be dependent on the success of the Company's plan to accelerate installation of IPN terminals in retail stores with whom the Company has secured contractual commitments. Failure of Coleman Resources to generate and sustain production demand for the finished IPN terminals would have a material adverse effect on the Company's business, operating results and financial condition.

     Although the Company views strategic and other alliances with third parties as an important factor in the development and commercialization of its products and services, there can be no assurance that such third parties will view their alliances with the Company as significant for their own businesses or that they will not reassess their commitment to the Company at any time in the future.

     COMPETITION. The consumer product advertising and promotional business is intensely competitive. Many media outlets compete for the advertising and promotional dollars Manufacturers spend to help sell their products. The Company's services compete against these media outlets, such as television, radio, newspapers and, most directly, coupons. A number of new, electronic marketing products and services also have been introduced, including electronic shelf markers, computer-screen equipped shopping carts, battery-powered coupon dispensers, electronic marketing networks and frequent shopper programs. A number of potential competitors have failed because of a lack of acceptance, lack of capital, technical problems or a combination of these factors. While the Company believes it provides a cost-effective targeted marketing service, there are many factors a Manufacturer will take into account in allocating advertising or promotional expenditures, and there can be no assurance that the Company's services will compete effectively against alternative marketing outlets. Most of the Company's competitors in the consumer product promotional and advertising business are larger, possess significantly greater financial resources and have longer operating histories than the Company. See Item 1. Business
" -- Competition."

     PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS. The Company holds licenses to United States patents which cover various aspects of its systems and methods of distributing promotions, and the Company also has an additional patent application pending. The Company believes that its early entrance into interactive electronic marketing provides an advantage over later market entrants. However, it is possible that patent rights held by the Company may be held invalid or that disputes with third parties over the scope of licensed patents or other proprietary rights may occur. In addition, certain aspects of the Company's services may not be adequately protected from infringement or copying. Further, there can be no assurance that the Company's licensed patents or its trademarks would be upheld if challenged or that competitors might not develop similar or superior processes or services outside the protection of any patents licensed to the Company. See Item 1. Business " -- Patents, Proprietary Information and Trademarks."

     NEW MANAGEMENT; DEPENDENCE ON KEY EMPLOYEES. The Company's Chief Financial Officer has served in such capacity since September 1996, its Senior Vice President of Sales and Marketing has served since 1995 and substantially all the Company's sales force has been hired in the current year. The Company's Chief Executive Officer was elected to such position on June 12, 1996 and is also a co-founder and executive officer of Vanguard. In addition, the Company plans to begin searching in 1997 for a new Chief Operating Officer and the position is unfilled at present. The Company's former President and Chief Operating Officer has resigned effective December 31, 1996. See Item 1. Business " -- Recent Developments." An inability of new management and other recently hired employees of the Company to adjust quickly to, and to perform as expected in, their respective roles within the Company or an inability of the Company to attract and retain employees with such skills could have a material adverse effect on the Company's business, operating results and financial condition. See Item 10. Directors and Executive Officers of the Registrant.

     The Company is also highly dependent on certain key technical employees and on its ability to recruit, retain and motivate high quality technical personnel. The Company is searching for a new Vice President to lead its technical services division and the position remains unfilled at present. Competition for such personnel is intense, and the inability to attract and retain additional qualified employees or the loss of current key technical employees could materially and adversely affect the Company's business, operating results and financial condition. See Item 10. Directors and Executive Officers of the Registrant.

     RELATIONSHIP WITH DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS; POTENTIAL CONFLICTS OF INTEREST. The directors, officers and principal shareholders of the Company have potential conflicts of interest in certain transactions with the Company and between the Company and certain parties controlled by or otherwise related to directors, officers or principal shareholders. These transactions include asset purchases, private purchases of stock, loans to the Company, licensing of proprietary rights, option grants, consulting agreements and other transactions. See Item 13. Certain Relationships and Related Transactions. In addition, directors and officers of Vanguard who are also directors or officers of the Company have certain fiduciary obligations to each organization. Vanguard and directors and officers of Vanguard who are also directors and officers of the Company are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. Although the terms of certain of these arrangements were established in consultation with the Company, they were not the result of arm's-length negotiations. Accordingly, although the Company believes that the terms of these arrangements were reasonable under the circumstances, there can be no assurance that these arrangements are as favorable to the Company as those that could have been obtained from unaffiliated third parties. With respect to future transactions, the Company currently has not adopted or formulated any procedures to resolve conflicts of interest other than customary board practices such as relying on the judgment of disinterested directors, when appropriate. However, the Indenture governing the Notes includes a covenant that provides, among other things, that transactions with Affiliates (as defined) be set forth in writing, be in the best interests of the Company and be no less favorable to the Company than those that could be obtained in a comparable arm's length transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes to financial statements of the Company are included in this Form 10-K following the Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about each of the Company's executive officers and directors. Each director has been elected to serve until the next annual meeting of shareholders.

           NAME              AGE                               POSITION
Stephen R. Leeolou           40    Chairman of the Board of Directors, Chief Executive Officer and
                                   Treasurer
Richard A. Vinchesi, Jr.     30    Vice President and Chief Financial Officer
William F. Penwell           64    Vice Chairman of the Board of Directors; Secretary
Paul A. Nash                 39    Executive Vice President, Research and Development; Director
Timothy J. W. Simmons        39    Senior Vice President, Sales and Marketing
Robert M. DeMichele          52    Director
William P. Emerson, Jr.      43    Director
Haynes G. Griffin            49    Director
Richard P. Ludington         50    Director
L. Richardson Preyer, Jr.    48    Director
Brian A. Rich                35    Director
Stuart S. Richardson         49    Director
Robert A. Silverberg         61    Director

     STEPHEN R. LEEOLOU has been a director of the Company since its inception in 1993 and Chairman of the Board of Directors and Treasurer of the Company since 1995. In June 1996, Mr. Leeolou became Chief Executive Officer of the Company. Mr. Leeolou is a co-founder of Vanguard, one of the largest independent nonwireline cellular telephone companies in the country, and has served as its Executive Vice President, Chief Operating Officer, Secretary and a director since its inception in 1984. From 1983 to 1984, Mr. Leeolou was President of Caro-Cell Communications, Inc. ("Caro-Cell") and from 1974 until 1983 was a journalist in the print, radio and television media. Mr. Leeolou also serves as a director and is past Chairman of the Board of Directors of International Wireless Communications, Inc., a California-based company involved in wireless telecommunications licensing, construction and operations primarily in Asia and Latin America. Since 1994, Mr. Leeolou has been a charter Director of the North Carolina Electronics and Information Technology Association.

     RICHARD A. VINCHESI, JR. was elected Vice President and Chief Financial Officer in September 1996. Prior thereto, from 1988 to 1990 and 1991 to 1996, Mr. Vinchesi served in various capacities in the Corporate Finance department of Salomon Brothers Inc, most recently as a Vice President in the Media group. Mr. Vinchesi earned an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University in an accelerated one-year program from 1990-1991.

     WILLIAM F. PENWELL has been Vice Chairman of the Board of Directors of the Company since 1995 and Secretary since June 1996. Mr. Penwell served as President and Chief Executive Officer and Director of the Company from 1993 to 1996 and has served as a director of the Company since 1994. Prior to joining Inter(Bullet)Act in 1993, Mr. Penwell was Chairman of TSS Ltd., a publicly traded company engaged in the manufacture and deployment of terminals used to dispense coupons. Prior thereto, Mr. Penwell was Chairman and Chief Executive Officer of the Sperry & Hutchinson Co., Inc. (issuers of S&H green stamps) and President and Chief Executive Officer of its Counter Intelligence Division which operated a frequent shopper and database marketing business (1978 to 1992), President of Carlson Marketing's incentive and travel operations in Minneapolis, MN (1970 to 1978) and an employee of Top Value Enterprises in Dayton, OH (1958 to 1970).

     PAUL A. NASH has been a director of the Company since its inception and has been a Vice President of the Company since 1993. From 1994 to January 1996, Mr. Nash also served as the Company's Chief Operating Officer. Prior thereto, he was Chairman and Chief Executive Officer for Advanced Technical Services, Inc. (1983 to 1992), a nationwide ATM manufacturing, maintenance and support company, ATM Project Implementation Manager for Peoples Bank of Connecticut (1978 to 1980), responsible for ATM and EFT project management, and Senior Systems Consultant at Docutel Corporation (1980 to 1983) where he served as the key international ATM systems support person.

     TIMOTHY J. W. SIMMONS has been Senior Vice President of Sales and Marketing of the Company since July 1995. Prior thereto, from 1992 to July 1995, Mr. Simmons was Vice President, Sales and Marketing for Advanced Promotion Technologies ("APT"), an in-store electronic marketing company. In August 1996, APT filed a petition under Chapter 11 of the United States Bankruptcy Code. From 1984 to 1992, Mr. Simmons served in various capacities, most recently as Vice President, Strategic Planning for the food retailer sector, with A.C. Nielsen, a leading research and information firm and served in various marketing and management positions with Gillette U.K. from 1977 to 1984.

     ROBERT M. DEMICHELE has been a director of the Company since 1995 and has served as President, Chief Executive Officer and a director of Lexington Global Asset Managers, Inc., a diversified financial services holding company, since 1995. From 1981 to 1995, Mr. DeMichele was President, Chief Executive Officer and a director of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc. Prior to 1981, Mr. DeMichele was in executive management at A. G. Becker (1974 to 1981), an investment banking company, and Richardson-Vicks, Inc. (1968 to 1974), an international consumer products company now owned by Proctor & Gamble. Mr. DeMichele also serves as a director of Vanguard, Chartwell Reinsurance Co. and the Navigators Group, Inc.

     WILLIAM P. EMERSON, JR. has been a director of the Company since its inception and has served as the President and Chief Executive Officer of all divisions of Wilmington Shipping Company since 1991. During 1995, Mr. Emerson served as Chairman of the Company's Board of Directors. Wilmington Shipping Company services the international trade community through divisions which include steamship line agents, customs brokers and freight forwarders, a warehouse and a container maintenance and repair station.

     HAYNES G. GRIFFIN has been a director of the Company since its inception and from 1993 to 1995 Mr. Griffin served as Chairman of the Board of Directors of the Company. Mr. Griffin is a co-founder of Vanguard and has served as its President and Chief Executive Officer since its inception in 1983. Mr. Griffin also serves as Chairman of the Board of Directors of International Wireless Communications, Inc., a California-based company involved in wireless telecommunications licensing, construction and operations primarily in Asia and Latin America. Mr. Griffin also is a member of the Boards of Directors of Lexington Global Asset Managers, Inc. and Geotek Communication, Inc. and recently served on the United States Advisory Council on the National Information Infrastructure. He is a past Chairman of the Cellular Telecommunications Industry Association.

     RICHARD P. LUDINGTON has been a director of the Company since 1993. Effective December 20, 1996, Mr. Ludington became Vice President-Real Estate of Forest Land Group, L.L.C., a timberland investment corporation. From 1993 until 1996, Mr. Ludington has served as Southeast Regional Director for The Conservation Fund, a nonprofit organization that creates partnerships with private and public sector corporations and organizations to help protect America's outdoor environment. Prior thereto, Mr. Ludington served as a Director in various capacities for The Nature Conservancy (1982 to 1987) and as the first Director of the State Lands Division of Florida's Department of Natural Resources (1979 to 1982).

     L. RICHARDSON PREYER, JR. has been a director of the Company since its inception. Mr. Preyer is a co-founder of Vanguard and has served as its Vice Chairman of the Board, Executive Vice President and Treasurer since its inception in 1983. Prior to the formation of Vanguard, Mr. Preyer was Vice President of Caro-Cell which was engaged in the formation of partnerships to fund and apply for cellular telephone authorizations. Mr. Preyer also serves as Administrative Trustee of Piedmont Associates and Southeastern Associates, investment partnerships.

     BRIAN A. RICH has been a director of the Company since June 1996. Mr. Rich has served as Managing Director and Group Head of Toronto Dominion Capital, the U.S. merchant bank affiliate of Toronto Dominion Bank, since July 1995. Prior thereto, since September 1990 Mr. Rich was a managing director of the Communications Finance Group of Toronto Dominion Bank in New York where he focused on transactions in the wireless communications, cable and broadcast industries. Prior to joining Toronto Dominion Bank in September 1990, Mr. Rich was a principal in a micro computer products distributor based in San Francisco, which he ultimately sold. Mr. Rich also serves as a director of Teletrac, Inc. and International Wireless Communications, Inc.

     STUART S. RICHARDSON has been a director of the Company since 1995 and has served as Chairman of Lexington Global Asset Managers, Inc., a diversified financial services holding company, since 1995. From 1985 to 1995, Mr. Richardson was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also is the former Chairman of the Board of Richardson-Vicks, Inc. and serves as Chairman of the Board of Vanguard and a director of Chartwell Reinsurance Co.

     ROBERT A. SILVERBERG has been a director of the Company since June 1996. Mr. Silverberg has been Executive Vice President and Director of Vectra Bank since 1995. Form 1981 to 1995, Mr. Silverberg was Chairman of the Board and President of First Denver Corporation and Chairman of the Board of its subsidiary, First National Bank of Denver. Mr. Silverberg has also been President and Chairman of the Board of 181 Realty Company, a commercial real estate holding company, since 1968, a director of Vanguard since 1984 and a director of GHP Inc. since 1995. Mr. Silverberg is also a past Chairman of the Anti-Defamation League-Western Division.

     There are no family relationships among the directors and executive officers of the Company other than between Messrs. Preyer and Richardson who are cousins.

     Directors are elected to serve for one-year terms or until their successors are duly elected and qualified. All officers serve at the pleasure of the Board of Directors.

     In connection with Vanguard's most recent investment in the Company, an amendment to the Company's bylaws has been effected to set the maximum number of directors at 12 and it is anticipated that the holders of a majority of the Company's Common Stock will enter into an agreement whereby Vanguard will be entitled to designate six of the 12 directors until such time as the Company has completed an initial public offering of its Common Stock.

COMMITTEES

     The Compensation and Stock Option Committee of the Board of Directors consists of Messrs. Griffin (Chairman), Richardson, Preyer and Emerson. This Committee recommends employee salaries and incentive compensation to the Board of Directors and administers the Company's stock option plans.

     The Audit Committee of the Board of Directors consists of Messrs. Silverberg (Chairman), Emerson, Ludington and Penwell. The Audit Committee makes recommendations to the Board of Directors concerning its review of the Company's internal controls and accounting system and its review of the annual audit, and regarding the selection of independent auditors.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth all compensation received for services rendered to the Company in all capacities for the fiscal year ended September 28, 1996 by William F. Penwell, who served as the Company's Chief Executive Officer for a portion of such fiscal year, Stephen R. Leeolou, who served as the Company's Chief Executive Officer for the remainder of such fiscal year and currently so serves, and the Company's other executive officers whose total salary and bonus for such fiscal year exceeded $100,000 (together, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                               LONG-TERM
                                                                                                              COMPENSATION
                                                                                                                AWARDS-
                                                                                                                 STOCK
                                                                                       ANNUAL COMPENSATION      OPTIONS
NAME AND PRINCIPAL POSITION                                                             SALARY      BONUS       (SHARES)
Stephen R. Leeolou
  Chairman of the Board of Directors, Chief Executive Officer and Treasurer.........   $ 50,000    $    --       192,600
Aretas E. Stearns
  President, Chief Operating Officer and Director...................................   $105,177*                  50,000
William F. Penwell
  Vice Chairman of the Board of Directors and Secretary.............................   $ 96,338    $    --        24,000
Paul A. Nash
  Vice President, Product Development and Technology................................   $141,712    $    --        14,000
Timothy J.W. Simmons
  Vice President, Sales and Marketing...............................................   $129,163    $22,750        10,000

* Mr. Stearns became President and Chief Operating Officer of the Company on January 30, 1996. Until June 1996, Mr. Stearns served in such capacity under the Company's consulting agreement with Vanguard pursuant to which Mr. Stearns remained an employee of Vanguard and the Company reimbursed Vanguard for its costs of providing Mr. Stearns. Effective June 1996, Mr. Stearns became an employee of the Company. The amount shown as Mr. Stearns' annual compensation includes amounts paid to him directly by Vanguard for which it was reimbursed by the Company. In November 1996, Mr. Stearns resigned his positions with the Company effective December 31, 1996.

     Effective June 12, 1996, Stephen R. Leeolou was elected Chief Executive Officer of the Company and serves at the pleasure of the Board of Directors. While continuing to serve as a salaried executive officer of Vanguard, Mr. Leeolou receives an annual salary of $50,000 from the Company.

     OPTION GRANTS, EXERCISES AND HOLDINGS AND FISCAL YEAR-END OPTION VALUES. The following table summarizes all option grants during the year ended September 28, 1996 to the Named Officers.

              OPTION GRANTS DURING YEAR ENDING SEPTEMBER 28, 1996

                                                                % OF
                                                                TOTAL
                                                               OPTIONS                                POTENTIAL REALIZABLE
                                                NUMBER OF      GRANTED                                  VALUE AT ASSUMED
                                                  SHARES         TO        EXERCISE                  ANNUAL RATES OF STOCK
                                                UNDERLYING    EMPLOYEES     OR BASE                  PRICE APPRECIATION FOR
                                                 OPTIONS      IN FISCAL    PRICE PER    EXPIRATION      OPTION TERM (3)
NAME                                             GRANTED      YEAR 1996      SHARE         DATE         5%          10%
Stephen R. Leeolou...........................     192,600(1)     31.63%      $5.50      6/13/2006    $666,188    $1,688,251
Aretas E. Stearns............................      25,000(2)       4.1%      $5.50      1/30/2006    $ 86,473    $  219,140
                                                   25,000(1)       4.1%      $5.50      6/13/2006    $     --    $       --
William F. Penwell...........................      20,000(2)      3.28%      $5.50      1/30/2006    $ 69,178    $  175,312
                                                    4,000(1)      0.66%      $5.50      6/13/2006    $ 13,836    $   35,062
Paul A. Nash.................................      14,000(1)      2.30%      $5.50      6/13/2006    $ 48,425    $  122,718
Timothy J.W. Simmons.........................      10,000(1)      1.64%      $5.50      6/13/2006    $ 34,589    $   87,656

(1) Nonqualified stock options granted June 14, 1996 under the Company's 1996 Nonqualified Stock Option Plan. 42,600 of Mr. Leeolou's options vested immediately upon grant and 50,000 additional options will vest on each of the next three anniversaries of the grant. Mr. Stearns' nonqualified options will not vest as a result of his resignation from his positions with the Company. Mr. Penwell's options are all vested. 4,000 of Mr. Nash's options are vested and 2,000 additional options will vest on each of the next five anniversaries of the grant.

(2) Incentive stock options granted January 30, 1996 under the Company's 1994 Stock Compensation Plan. 5,000 of Mr. Stearns' options vested immediately upon grant and the remainder will not vest as a result of his resignation from his positions with the Company. 4,000 of Mr. Penwell's options will vest on each of the next five anniversaries of the grant.

(3) The compounding assumes a 10-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation required by the rules of the Commission. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock. The amounts reflected in this table may not necessarily be achieved.

     No Named Officers exercised any stock options during the fiscal year ended September 28, 1996. The following table sets forth information concerning all option holdings for the fiscal year ended September 28, 1996, with respect to the Named Officers.

                         FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF SECURITIES
                                                                      UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                            OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                                        SEPTEMBER 28, 1996            SEPTEMBER 28, 1996 (1)
NAME                                                               EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
Stephen R. Leeolou..............................................      42,600         150,000       $ 1,001,100     $ 3,525,000
Aretas E. Stearns...............................................       5,000          45,000(2)    $   117,500     $ 1,057,500(2)
William F. Penwell..............................................       4,000          20,000       $    94,000     $   470,000
Paul A. Nash....................................................       4,000          10,000       $    94,000     $   235,000
Timothy J.W. Simmons............................................           0          10,000       $        --     $   235,000

(1) Calculated on the basis of $23.50 per share, the implied price at which the Company valued the warrants issued in the Private Placement less the exercise price payable for such shares, multiplied by the number of shares underlying the option.

(2) These options will not vest as a result of the resignation of Mr. Stearns from his positions with the Company.

     STOCK COMPENSATION PLANS. The Company has a 1994 Stock Compensation Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 430,000 shares, subject to adjustment upon occurence of certain events affecting the Company's capitalization. An aggregate of 130,900 shares remain available for future grants under the 1994 Stock Compensation Plan.

     The Company also has a 1996 Nonqualified Stock Option Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 500,000 shares of Common Stock, subject to adjustment upon occurence of certain events affecting the Company's capitalization. This plan is subject to shareholder approval. An aggregate of 29,000 shares remain available for future grants under the 1996 Nonqualified Stock Option Plan.

     The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the Plan, to determine to whom and at what time options and bonuses may be granted and the other terms and conditions of the grant.

     For additional information regarding stock options granted under the foregoing plans, see Notes 14 and 15 of the Company's audited Consolidated Financial Statements. No options have been granted in fiscal 1997.

DIRECTOR COMPENSATION

     Directors of the Company have received options to purchase Common Stock in lieu of any cash compensation for serving on the Board of Directors or its committees. See " -- Executive Compensation -- Stock Options."

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Decisions on compensation of the Company's Chief Executive Officer and of its other executive officers are made by the Company's Board of Directors upon recommendation of the Compensation Committee (the "Committee"). Four nonemployee directors currently serve as members of the Committee: Haynes G. Griffin, Chairman, Stuart S. Richardson, L. Richardson Preyer, Jr., and William P. Emerson, Jr.

     The Committee's philosophy is to provide the Company's executive officers with reasonable cash compensation, augmented by incentive compensation represented by stock options. The Company has found that, in many instances, it can attract highly qualified persons at salaries that are below what they could obtain elsewhere in exchange for stock options which, if the Company is successful, provide considerable upside potential. The Committee believes that stock options that vest over a substantial length of time (generally over three to five years) are a particularly effective incentive for executives of an entrepreneurial company such as the Company in its start-up phase because they enable the Company to attract persons who have a willingness to work very hard to make the Company successful. Since it believes stock options are particularly effective, it has sought to emphaize stock options and to de-emphasize cash compensation for the Company's executive officers.

The Committee believes that it is important for the Company's Chief Executive Officer to receive cash compensation from the Company to reflect the substantial time commitment and the effort involved in leading an entrepreneurial company. However, since Steven R. Leeolou, the Company's Chairman and Chief Executive Officer, is a full-time employee of Vanguard Cellular Systems, Inc., the Company's largest shareholder, and since Mr. Leeolou's time commitment to the Company is less than full time, the Committee has not sought to pay Mr. Leeolou a competitive salary. Mr. Leeolou presently receives a salary of $50,000 per year. However, because the Committee feels that Mr. Leeolou's efforts are important to the long-term success of the Company, in June 1996 it recommended awarding Mr. Leeolou an option to purchase 192,600 shares of the Company's common stock at a price of $5.50 per share. That option was approved by the Board.

             Haynes G. Griffin        L. Richardson Preyer, Jr.        Stuart S.
Richardson                        William P. Emerson, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Haynes G. Griffin, L. Richardson Preyer, Jr. and Stuart S. Richardson, members of the Company's Compensation and Stock Option Committee, are each directors and executive officers of Vanguard. Stephen R. Leeolou, Chief Executive Officer of the Company, also is a director and executive officer of Vanguard. Each of the foregoing persons and Vanguard, as well as William P. Emerson, Jr., who is also a member of the Compensation and Stock Option Committee, have provided capital to the Company and engaged in related transactions. In addition, Vanguard has provided and continues to provide certain services to the Company pursuant to consulting and management services agreements entered into in 1995 and 1996. See Item 13. "Certain Relationships and Related Transactions."

INDEMNIFICATION MATTERS

     The North Carolina Business Corporation Act (the "Business Corporation Act") provides for mandatory indemnification against reasonable expenses for a director or officer who is wholly successful in the defense of any proceeding to which he is a party because he is or was a director or officer of a corporation. Additionally, as permitted by the Business Corporation Act, the Company's Bylaws provide for indemnification of the Company's directors and Indemnified Officers (executive officers who are also directors and any other officer who is designated by the Board as an Indemnified Officer) against any and all liability and expenses in any proceeding, including reasonable attorneys' fees, arising out of their status or activities as directors and officers, except for liability or litigation expense incurred on account of activities that at the time taken were not in good faith or were known or reasonably should have been known by such director or officer or employee to be clearly in conflict with the best interests of the Company or that such director or officer had reason to believe were unlawful.

     At present, there is no pending litigation or proceeding involving any director or officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the Company's Common Stock by each person known by the Company to be the owner of 5% or more of the Common Stock, by each person who is a director or named officer of the Company and by all directors and executive officers of the Company as a group.

                                                                                                       BENEFICIAL OWNERSHIP
                                             NAME                                                 SHARES (1)(2)    PERCENT (1)(2)
Vanguard Cellular Systems, Inc.................................................................     2,764,659(3)        32.26%
Piedmont Acorn Investors Limited Partnership...................................................       786,286(4)        10.25%
Clearing Systems, Inc..........................................................................       816,902(5)        10.65%
Toronto Dominion Investments, Inc..............................................................       363,636            4.74%
Stephen R. Leeolou.............................................................................       351,562(6)         4.58%
William F. Penwell.............................................................................        47,402(7)            *
Paul A. Nash...................................................................................       823,502(8)        10.71%
Timothy J.W. Simmons...........................................................................         4,000(9)            *
Richard A. Vinchesi............................................................................        10,000               *
Richard P. Ludington...........................................................................       102,567(10)        1.34%
Robert M. DeMichele............................................................................        60,000(11)           *
William P. Emerson, Jr.........................................................................       264,237(12)        3.43%
Haynes G. Griffin..............................................................................       437,264(13)        5.70%
L. Richardson Preyer, Jr.......................................................................       351,562(14)        4.58%
Stuart S. Richardson...........................................................................       100,000(15)        1.30%
Brian A. Rich..................................................................................            --(16)      --
Robert A. Silverberg...........................................................................        20,000               *
All Directors and Officers as a group (14 persons).............................................     2,548,596(17)       32.83%

 * Owns less than 1% of the total outstanding Common Stock.

 (1) The descendants of Lunsford Richardson, Sr., their spouses, trusts, and corporations in which they have interests and charitable organizations established by such descendants (collectively referred to as the "Richardson Family") beneficially own approximately 1,237,848 shares or 16.12% of the Company's Common

     Stock as of June 19, 1996. Such number of shares includes 786,286 shares owned by Piedmont Acorn Investors Limited Partnership, 50,000 shares held by the Smith Richardson Foundation, Inc., 50,000 shares held by Piedmont Harbor-Piedmont Associates Limited Partnership, 342,162 shares held directly by L. Richardson Preyer, Jr. and 9,400 shares which he has the right to acquire under presently exercisable options granted to him under the Company's 1994 Stock Compensation Plan. The individuals and institutions constituting the Richardson Family have differing interests and may not necessarily vote their shares in the same manner. Furthermore, trustees and directors have fiduciary obligations (either individually or jointly with other fiduciaries) under which they must act on the basis of fiduciary requirements which may dictate positions that differ from their personal interests.

 (2) Unless otherwise indicated, all share ownership is given as of September 10, 1996 and all shares are owned of record by the persons named and beneficial ownership consists of sole voting power and sole investment power.

 (3) Includes 900,113 shares that Vanguard has the right to acquire under a warrant at $23.50 per share. See "Certain Transactions." Excludes 132,027 shares (or 169,741 shares in the event that a Qualifying Initial Public Offering has not been consummated by September 30, 1997) that Vanguard will have the right to purchase under the Warrants acquired by Vanguard in the Private Placement, which shares can be purchased at an exercise price of $0.01 per share, subject to certain adjustments. These shares may also be deemed beneficially owned by Messrs. Leeolou, Griffin, Preyer and Richardson, each of whom is a director and executive officer of Vanguard.

 (4) These shares are owned of record by Piedmont Acorn Investors Limited Partnership. Lunsford Richardson, Jr. is the general partner of Piedmont Acorn Investors Limited Partnership and may also be deemed to beneficially own such shares.

 (5) These shares are owned of record by Clearing Systems, Inc. ("CSI"), Paul A. Nash, a director and executive officer of the Company, and Michael R. Jones, a former director of the Company, are principal shareholders of CSI and may also be deemed to beneficially own such shares.

 (6) Includes 9,400 shares that Mr. Leeolou has the right to acquire under presently exercisable stock options granted to him under the Company's 1994 Stock Compensation Plan. Does not include shares owned by Vanguard, for which Mr. Leeolou serves as a director and executive officer. Mr. Leeolou disclaims beneficial ownership of such shares.

 (7) Includes 23,900 shares that Mr. Penwell has the right to acquire under presently exercisable stock options granted to him under the Company's 1994 Stock Compensation Plan.

 (8) Includes 6,600 shares that Mr. Nash has the right to acquire under presently exercisable stock options granted to him under the Company's 1994 Stock Compensation Plan. Also includes 816,902 shares owned of record by CSI that may be deemed beneficially owned by Mr. Nash.

 (9) Includes 4,000 shares that Mr. Simmons has the right to acquire under presently exercisable stock options granted to him under the Company's 1994 Stock Compensation Plan.

(10) Includes 7,000 shares that Mr. Ludington has the right to acquire under presently exercisable stock options granted to him under the Company's 1994 Stock Compensation Plan and 17,113 shares held by a trust for the benefit of his children.

(11) Includes 50,000 shares held by the Smith Richardson Foundation, of which Mr. DeMichele serves as one of eight trustees. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Stuart S. Richardson. Mr. DeMichele disclaims beneficial ownership of the shares held by such foundation.

(12) Includes 20,200 shares that Mr. Emerson has the right to acquire under presently exercisable options granted to him under the Company's 1994 Stock Compensation Plan, 5,000 shares held by members of his immediate family and 5,000 shares held by an entity controlled by Mr. Emerson.

(13) Includes 9,400 shares that Mr. Griffin has the right to acquire under presently exercisable options granted to him under the Company's 1994 Stock Compensation Plan and 85,702 shares owned by a partnership of which his brother is general partner. Does not include shares owned by Vanguard, for which Mr. Griffin serves as a director and executive officer. Mr. Griffin disclaims beneficial ownership of such shares.

(14) Includes 9,400 shares that Mr. Preyer has the right to acquire under presently exercisable options granted to him under the Company's 1994 Stock Compensation Plan. Does not include shares owned by Vanguard, for which Mr. Preyer serves as a director and executive officer. Mr. Preyer disclaims beneficial ownership of such shares.

(15) Represents 50,000 shares held by the Smith Richardson Foundation, of which Mr. Richardson serves as one of eight trustees and 50,000 shares held by Piedmont Harbor-Piedmont Associates Limited Partnership, of which Mr. Richardson is a general partner. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Robert M. DeMichele. Mr. Richardson disclaims beneficial ownership of the shares held by such foundation and partnership. Does not include shares owned by Vanguard, for which Mr.

     Richardson serves as a director and executive officer. Mr. Richardson disclaims beneficial ownership of such shares.

(16) Does not include the shares shown as beneficially owned by Toronto Dominion Investments, Inc., an affiliate of Mr. Rich's employer, Toronto Dominion Bank.

(17) Includes 78,650 shares that may be purchased under presently exercisable options granted to directors and officers under the Company's 1994 Stock Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was incorporated in 1993 and in April of that year purchased certain technology and other assets, including software and trademarks and service marks under which the IPN was developed, and assumed certain liabilities, including $610,000 in indebtedness and trade payables of approximately $150,000 of Clearing Systems, Inc. ("CSI") in exchange for 816,902 shares of the Company's authorized Common Stock. CSI is a Delaware corporation founded in 1992 whose principal shareholders are Paul A. Nash, a director of the Company, and Michael R. Jones, a former director of the Company. CSI was the shell corporation under which certain of the Company's technology was first developed and has had no business operations.

     From time to time after such purchase, the Company has obtained capital for its business by issuing shares of its Common Stock in private transactions and directors, officers, and principal shareholders of the Company and members of their immediate families and certain related entities have purchased shares. The first of these transactions was consummated on April 16, 1993, whereby the Company issued 1,999,998 shares of its Common Stock at a purchase price of approximately $1.02 per share to certain individual investors including the following: Mr. Preyer, 233,434 shares; Mr. Griffin, 233,434 shares; Mr. Leeolou, 233,434 shares; Mr. Emerson, 210,090 shares; and Mr. Ludington, 77,811 shares.

     On June 15, 1993, Mr. Jones assigned to the Company his rights as licensee of certain patent rights, including the patent presently used in the Company's business. See "Business -- Patents, Proprietary Information and Trademarks." Pursuant to such assignment, Mr. Jones received royalty payments of $20,000, $61,000 and $114,000 in fiscal 1993, 1994 and 1995, respectively, and currently receives a royalty payment in the amount of $10,000 per month, such payment to continue until the Common Stock of the Company attains a value of $32 per share.

     In June 1994, the Board of Directors authorized a partial refund of the purchase price paid for shares of common stock purchased on April 16, 1993 by certain investors who were North Carolina residents and purchased such shares in reliance on the Company's then existing plan to relocate its headquarters to North Carolina which would make available to such investors a North Carolina investment tax credit with respect to their investment. The refund was made in the form of a promissory note in principal amount equal to the investment tax credit each eligible investor would have received and was issued in consideration of the release by such investor from any claim relating to the failure of the Company to maintain the qualification for the investment tax credit. Recipients of such promissory notes and their respective note principal amounts included the following: Mr. Emerson, $53,378; Mr. Griffin, $59,309; Mr. Leeolou, $59,309; Mr. Preyer, $59,309; and Mr. Ludington, $19,770. Principal and accrued interest on such notes (at the rate of prime plus 2% per annum) would have been payable in eight equal quarterly installments beginning on July 1, 1997. Effective May 31, 1996, these notes, including accrued interest, were exchanged for shares of the corporation's common stock at the rate of $5.50 per share. Shares issued to exchanging noteholders pursuant to such exchange included the following: Mr. Emerson, 11,169 shares; Mr. Griffin, 12,410 shares; Mr. Leeolou, 12,410 shares; Mr. Preyer, 12,410 shares; and Mr. Ludington, 4,136 shares.

     In connection with their April 1993 purchases of Common Stock, the initial investors agreed to lend the Company an aggregate of $1.6 million. These loans were made to the Company in 1994 and included loans made by the following investors in the amounts indicated: Mr. Preyer, $196,722; Mr. Griffin, $196,722; Mr. Leeolou, $196,722; Mr. Emerson, $177,050; and Mr. Ludington, $65,574. Also included were loans made by Alonzo Family Partners, Ltd., a limited partnership owned by the brother of Haynes G. Griffin and certain members of the brother's immediate family ($35,886) and Mr. Penwell, who each purchased part of an initial investor's interest and agreed to fulfill a portion his loan commitment. The promissory notes issued for such loans, bearing interest with rates from prime plus 2% to 15%, were exchanged for 8.5% convertible notes in 1995 in the same principal amount and with a conversion price of $5.00 per share. Effective February 1, 1996, the holders of the convertible notes converted the principal thereof into shares of common stock at the conversion price of $5.00 per share and accepted common stock in lieu of one-half of the accrued interest thereon at the rate of $5.50 per share. Shares issued to converting noteholders pursuant to this conversion and interest payment included the following: Mr. Preyer, 40,864 shares; Mr. Griffin, 40,864 shares; Mr. Leeolou, 40,864 shares; Mr. Emerson, 36,778 shares; Mr. Ludington, 13,620 shares; Mr. Penwell, 3,500 shares; and Alonzo Family Partners, Ltd., 7,350 shares.

     In 1994 and 1995, the Company issued additional shares of its Common Stock in a series of private offerings at a purchase price of $5.00 per share. Purchasers in these offerings included the following: Mr. Preyer, 10,000 shares; Mr. Griffin, 10,000 shares; Mr. Leeolou, 10,000 shares; and Mr. Emerson, 10,000 shares. In addition, entities affiliated with Piedmont Acorn Investors Limited Partnership, a principal shareholder of the Company, purchased shares in these offerings, including Smith Richardson Foundation, Inc., 50,000 shares, and Piedmont Harbor-Piedmont Associates Limited Partnership, 50,000 shares.

     In May 1995, Vanguard, through a subsidiary, purchased 400,000 shares of Common Stock of the Company at a purchase price of $5.00 per share. In connection with such investment, Vanguard received a warrant to purchase up to an additional 10.27% of the Common Stock of the Company at an exercise price equal to the fair market value of the Common Stock at the time of the exercise (the "Vanguard Warrant"). The Vanguard Warrant was exercisable at any time prior to the earlier of an underwritten initial public offering or May 5, 2005. The Vanguard Warrant was restructured immediately prior to consummation of the Private Placement to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the Common Stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered. Stephen R. Leeolou, a director and Chief Executive Officer of the Company, and Haynes G. Griffin and
L. Richardson Preyer, Jr., directors of the Company, are each directors, executive officers and shareholders of Vanguard. In addition, Stuart S. Richardson is Chairman of the Board and a shareholder of Vanguard and Robert M. DeMichele and Robert A. Silverberg are directors and shareholders of Vanguard.

     On October 13, 1995, the Board of Directors approved a private offering of Common Stock at a purchase price of $5.50 per share, pursuant to which $18.1 million of Common Stock was sold. Purchasers of Common Stock in this offering included directors Preyer (45,454 shares), Griffin (45,454 shares), Leeolou (45,454 shares) and DeMichele (10,000 shares), and Alonzo Family Partners, Ltd. (36,363 shares) and Shipyard Associates, a general partnership of which certain of Mr. Emerson's family members and an entity affiliated with Mr. Emerson were general partners. Other purchasers in the offering included Vanguard (1,454,546 shares), Toronto Dominion Investments, Inc. ("TDI") (363,636 shares), and Piedmont Acorn Investors Limited Partnership (786,286 shares). In connection with this offering, purchasers of $250,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 5% of the shares purchased in the offering and purchasers of $1,000,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 10% of the shares purchased in the offering. Also in connection with this offering, purchasers of Common Stock in the 1994 and earlier 1995 offerings (excluding Vanguard) were offered warrants (at a purchase price of $.01 per warrant share). The exercise price of all warrants issued or sold in connection with this offering will equal the sales price of the next $2 million of Common Stock sold in a separate offering. Recipients or purchasers of warrants in this offering included Mr. Preyer (2,773 shares), Mr. Griffin (2,773 shares), Mr. Leeolou (2,773 shares), Mr. DeMichele (1,000 shares), Vanguard (45,455 shares), Piedmont Acorn Investors Limited Partnership (78,629 shares) and TDI (36,364 shares). Also included were Shipyard Associates (13,750 shares), Smith Richardson Foundation, Inc. (2,500 shares) and Piedmont Harbor-Piedmont Associates Limited Partnership (2,500 shares). These warrants expire on December 31, 2000.

     On December 28, 1995, the Company issued to CSI a $375,000 note, convertible into shares of Common Stock at the rate of $5.50 per share and bearing interest at the rate of 8.5% per annum, in satisfaction of certain obligations of the Company to CSI for consulting services rendered. These obligations initially arose under a consulting agreement entered into in April 1993 pursuant to which CSI agreed to consult on matters pertaining to the Company's technology, vendor relations, customer contacts and strategic planning and be paid a fee when and if the Company installed 50 IPN terminals or achieved $1,000,000 in revenues. In view of the Company's anticipated cash situation, the parties amended the consulting agreement to provide that CSI would receive the convertible note on the due date for the payment of the consulting fee. In January 1996, at CSI's request, the convertible note was partitioned and distributed to certain creditors of CSI, including Mr. Nash ($90,000) and Mr. Jones ($216,000). In connection with Mr. Nash's agreement to assign his interest in a terminal design to the Company, Mr. Nash's note was prepaid by the Company in January 1996.

     Stock options have been granted under the Company's 1994 Stock Compensation Plan and 1996 Nonqualified Stock Option Plan to its directors and officers. Included within such grants were nonqualified stock options granted in fiscal 1994 and fiscal 1995 to certain nonemployee directors in payment for services rendered to the Company each at an exercise price of $5.00 per share and fully vested (Mr. Ludington, 7,000 shares; Mr. Preyer, 9,400 shares; Mr. Nash, 1,000 shares; Mr. Penwell, 1,000 shares; Mr. Leeolou, 9,400 shares; Mr. Emerson, 20,200 shares; and Mr. Griffin, 9,400 shares) and incentive stock options vesting over five years granted to certain employees who are directors (Mr. Penwell, 25,000 shares at an exercise price of $1.86 per share and 16,000 shares at an exercise price of $5.00 per share; Mr. Nash, 14,000 shares at an exercise price of $5.00 per share; and Mr. Simmons, 20,000 shares at an exercise price of $5.50 per share). See Item 11. Executive Compensation.

     As of January 30, 1996, the Company entered into a consulting agreement with Vanguard pursuant to which Mr. Stearns, an employee of Vanguard, began to serve as Chief Operating Officer of the Company and Vanguard provided other consulting services requested by the Company. Pursuant to the agreement, the Company reimbursed Vanguard for its costs of providing such services and expects to pay Vanguard approximately $75,000 during 1996. The consulting agreement was terminated and replaced by a management services agreement (the "Management Services Agreement") as of June 17, 1996. The Management Services Agreement, which has a term of two years, provides that Vanguard will provide services to the Company from time to time during the term of the agreement in assisting the Company in developing accounting, human resources, information management, legal compliance, sales training, research and development, business development and operation procedures, systems and programs. For such services the Company will issue Vanguard 10,000 shares of Common Stock per year and will reimburse Vanguard for its out-of-pocket expenses incurred in rendering such services.

     In connection with their respective investments, Vanguard and TDI each entered into agreements providing certain rights to have their shares of the Company's Common Stock registered under the Securities Act. If the Company proposes to make a registered public offering of any of its securities under the Securities Act, other than certain specified types of offerings, the Company will be obligated to give written notice of the proposed registration to Vanguard and TDI. Upon receipt of such written notice of the proposed registration, Vanguard and TDI will be entitled to request that all or a portion of their Common Stock be included in such registration offering (a "Piggyback Registration") except in certain specified circumstances. The agreements also provide that, at any time after six months from the date the first registration statement filed under the Securities Act by the Company becomes effective, the shareholder is entitled to request registration for sale under the Securities Act of all or portion of its Common Stock (a "Demand Registration"), provided that the shareholder shall not be entitled to request any Demand Registration within the 12-month period immediately following the date of any previous request for a Demand Registration. These rights to Piggyback and Demand Registrations expire at such time as the recipient's shares may be sold pursuant to Rule 144(k) of the Securities Act.

     Vanguard purchased 18,000 of the Units sold in the Private Placement.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (2) EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this report. All schedules have been omitted because they are not applicable or the requested information is shown in the consolidated financial statements or notes thereto.

(a)(3) EXHIBITS

     Exhibits to this report are listed in the accompanying Index to Exhibits.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                            SUPPLEMENTAL INFORMATION

     No annual report to security holder or proxy materials have been, or are to be, sent to security holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTER(BULLET)ACT SYSTEMS INCORPORATED

                                         By: /s/      Richard A. Vinchesi
                                                    RICHARD A. VINCHESI
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                                           OFFICER

                                                  Date: December 27, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                           TITLE                            DATE

          /s/             STEPHEN R. LEEOLOU            Chairman of the Board of Directors, Chief   December 27, 1996
                  STEPHEN R. LEEOLOU                      Executive Officer and Treasurer

         /s/             RICHARD A. VINCHESI            Vice President and Chief Financial          December 27, 1996
                 RICHARD A. VINCHESI                      Officer (principal accounting and
                                                          principal financial officer)

                                                        Vice Chairman of the Board of Directors     , 1996
                  WILLIAM F. PENWELL

                                                        Director                                    , 1996
                     PAUL A. NASH

                                                        Director                                    , 1996
                 ROBERT M. DEMICHELE

        /s/           WILLIAM P. EMERSON, JR.           Director                                    December 27, 1996
               WILLIAM P. EMERSON, JR.

          /s/              HAYNES G. GRIFFIN            Director                                    December 27, 1996
                  HAYNES G. GRIFFIN

         /s/            RICHARD P. LUDINGTON            Director                                    December 27, 1996
                 RICHARD P. LUDINGTON

                                                        Director                                    , 1996
              L. RICHARDSON PREYER, JR.

          /s/                 BRIAN A. RICH             Director                                    December 27, 1996
                    BRIAN A. RICH

         /s/            STUART S. RICHARDSON            Director                                    December 27, 1996
                 STUART S. RICHARDSON

         /s/            ROBERT A. SILVERBERG            Director                                    December 27, 1996
                 ROBERT A. SILVERBERG

                         INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements of Inter(Bullet)Act Systems, Incorporated and Subsidiary are filed as part of this report:

                                                                                                                   PAGE
Report of Independent Public Accountants........................................................................   F-2
Consolidated Balance Sheets as of September 28, 1996 and September 30, 1995.....................................   F-3
Consolidated Statements of Operations for the years ended September 28, 1996, September 30, 1995 and September
  30, 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996.................   F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the period from February 25, 1993 (Date of
  Inception) to September 28, 1996..............................................................................   F-5
Consolidated Statements of Cash Flows for the years ended September 28, 1996, September 30, 1995 and September
  30, 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996.................   F-6-F-7
Notes to Consolidated Financial Statements......................................................................   F-8-F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
  INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY:

     We have audited the accompanying consolidated balance sheets of Inter(Bullet)Act Systems, Incorporated (a North Carolina corporation in the development stage) and Subsidiary as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended September 28, 1996 and for the period from inception (February 25, 1993) to September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter(Bullet)Act Systems, Incorporated and Subsidiary as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years ended September 28, 1996 and for the period from inception (February 25, 1993) to September 28, 1996, in conformity with generally accepted accounting principles.

                                         ARTHUR ANDERSEN LLP

Melville, New York
November 18, 1996

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 28,    SEPTEMBER 30,
                                                                                                  1996             1995
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................................   $  93,479,584     $    65,676
  Accounts receivable, net of allowance for doubtful accounts of $10,000 and $3,550,
     respectively..........................................................................         243,848          62,302
  Prepaid expenses and other...............................................................         253,885          82,914
  Notes receivable from stockholders (Note 4)..............................................              --          70,474
  Accrued interest receivable..............................................................              --          12,984
       Total current assets................................................................      93,977,317         294,350
PROPERTY AND EQUIPMENT, net (Note 3).......................................................       9,858,111       1,776,912
OTHER ASSETS:
  Bond issuance costs, net of accumulated amortization of $67,422 and $0, respectively
     (Note 2)..............................................................................       3,723,656              --
  Deposits.................................................................................          35,000          37,275
  Organization costs, net of accumulated amortization of $28,158 and $20,300,
     respectively..........................................................................          11,132          18,990
  Patents, licenses and trademarks, net of accumulated amortization of $24,202 and $2,972,
     respectively (Note 2).................................................................         126,175          18,228
  Other intangibles, net of accumulated amortization of $8,836 and $2,301, respectively....          25,677          32,212
       Total other assets..................................................................       3,921,640         106,705
       Total assets........................................................................   $ 107,757,068     $ 2,177,967
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt........................................................   $      67,709     $        --
  Accounts payable.........................................................................       1,285,919         408,784
  Accrued expenses.........................................................................         509,119         345,939
  Deferred revenue.........................................................................         229,023          21,712
  Note payable (Note 12)...................................................................          50,000              --
  Notes payable to related party (Note 5)..................................................              --         200,000
  Notes payable to stockholders-current portion (Note 6)...................................              --          70,474
       Total current liabilities...........................................................       2,141,770       1,046,909
NOTES PAYABLE TO STOCKHOLDERS (Note 6).....................................................         236,500       1,971,130
LONG-TERM DEBT, net of discount (Note 7)...................................................      72,922,617              --
OTHER LONG-TERM LIABILITIES................................................................          58,124          70,247
       Total liabilities...................................................................      75,359,011       3,088,286
COMMITMENTS AND CONTINGENCIES (Note 17)
COMMON STOCK PURCHASE WARRANTS (Note 8)....................................................      24,463,760              --
STOCKHOLDERS' EQUITY (DEFICIT:)
  Common stock, no par value; 20,000,000 shares authorized; 7,668,555 and 3,930,900 shares
     issued and outstanding, respectively..................................................      27,651,071       7,253,965
  Additional paid-in capital...............................................................         768,000              --
  Deferred compensation (Note 10)..........................................................        (761,600)             --
  Deficit accumulated during the development stage.........................................     (19,723,174)     (8,164,284)
       Total stockholders' equity (deficit)................................................       7,934,297        (910,319)
       Total liabilities and stockholders' equity (deficit)................................   $ 107,757,068     $ 2,177,967

   The accompanying notes are an integral part of these consolidated balance sheets.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            FOR THE PERIOD FROM
                                                                                                             FEBRUARY 25, 1993
                                               FOR THE               FOR THE               FOR THE          (DATE OF INCEPTION)
                                              YEAR ENDED            YEAR ENDED            YEAR ENDED         TO SEPTEMBER 28,
                                          SEPTEMBER 28, 1996    SEPTEMBER 30, 1995    SEPTEMBER 30, 1994           1996
Gross sales............................      $    492,439          $    254,714          $      6,573          $     764,326
Less: Retailer reimbursements..........          (286,980)             (144,475)               (3,812)              (435,267)
      Net sales........................           205,459               110,239                 2,761                329,059
Direct operating expenses..............         2,694,320               842,025               262,389              3,802,083
Gross deficit..........................        (2,488,861)             (731,786)             (259,628)            (3,473,024)
Selling, general and administrative
  expenses.............................        (6,440,468)           (3,504,751)           (1,975,313)           (13,215,294)
Depreciation and amortization..........          (821,105)             (190,748)              (31,604)            (1,050,998)
Loss from operations...................        (9,750,434)           (4,427,285)           (2,266,545)           (17,739,316)
Interest expense.......................        (2,743,436)             (187,249)              (87,808)            (3,018,493)
Interest and dividend income...........         1,009,160                34,565                 8,630              1,052,355
Other income (expense), net............           (74,180)               54,247                 2,213                (17,720)
       Net loss........................      $(11,558,890)         $ (4,525,722)         $ (2,343,510)         $ (19,723,174)
PER SHARE INFORMATION:
       Net loss per share (Note 2).....      $      (1.91)         $      (1.27)         $      (0.83)
       Weighted average common shares
          outstanding..................         6,038,070             3,555,904             2,830,307

 The accompanying notes are an integral part of these consolidated statements.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

        FROM FEBRUARY 25, 1993 (DATE OF INCEPTION) TO SEPTEMBER 28, 1996

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                     ADDITIONAL                     DURING THE          TOTAL
                                               COMMON STOCK           PAID-IN        DEFERRED      DEVELOPMENT      STOCKHOLDERS'
                                          SHARES        AMOUNT        CAPITAL      COMPENSATION       STAGE        EQUITY (DEFICIT)
April 1993, the Company issued 816,902
  shares of common stock to Clearing
  Systems, Inc. for certain
  technological information and
  processes. Consideration for the
  shares, after assumption of certain
  liabilities, was approximately $.012
  per share (Note 9)..................     816,902    $    10,000     $     --      $       --     $        --       $     10,000
April 1993, the Company issued
  1,898,592 shares to various
  stockholders in exchange for cash
  and notes payable to the Company
  valued at approximately $1.016 per
  share...............................   1,898,592      1,929,526           --              --              --          1,929,526
April 1993, the Company issued 101,406
  shares to three stockholders in
  consideration for investment
  services and notes payable to the
  Company valued at approximately
  $1.016 per share....................     101,406        103,059           --              --              --            103,059
Net loss for the period...............          --             --           --              --      (1,295,052 )       (1,295,052)
BALANCE AT SEPTEMBER 30, 1993.........   2,816,900      2,042,585           --              --      (1,295,052 )          747,533
  August 1994, return of capital to
    stockholders......................          --       (371,130)          --              --              --           (371,130)
  Issuance of common stock............     100,000        500,000           --              --              --            500,000
  Forfeiture of common stock (Note
    18)...............................     (10,000)            --           --              --              --                 --
  Issuance of previously forfeited
    common stock (Note 18)............      10,000         50,000           --              --              --             50,000
  Net loss for the year...............          --             --           --              --      (2,343,510 )       (2,343,510)
BALANCE AT SEPTEMBER 30, 1994.........   2,916,900      2,221,455           --              --      (3,638,562 )       (1,417,107)
  Issuance of common stock............     632,000      3,172,510           --              --              --          3,172,510
  Forfeiture of common stock (Note
    18)...............................     (18,000)      (140,000)          --              --              --           (140,000)
  Issuance of common stock (Note 16)..     400,000      2,000,000           --              --              --          2,000,000
  Net loss for the year...............          --             --           --              --      (4,525,722 )       (4,525,722)
BALANCE AT SEPTEMBER 30, 1995.........   3,930,900      7,253,965           --              --      (8,164,284 )         (910,319)
  Issuance of common stock............   3,319,338     18,256,359           --              --              --         18,256,359
  Conversion of $1.6 million of debt
    to common stock (Note 6)..........     319,993      1,599,965           --              --              --          1,599,965
  Conversion of accrued interest to
    common stock (Note 6).............      12,356         67,958           --              --              --             67,958
  Conversion of notes payable to
    stockholders and related accrued
    interest to common stock (Note
    6)................................      75,968        417,824           --              --              --            417,824
  Issuance of common stock in payment
    of consulting fees (Note 17)......      10,000         55,000           --              --              --             55,000
  Deferred Compensation related to
    stock options granted.............          --             --      768,000        (768,000)             --                 --
  Amortization of deferred
    compensation......................          --             --           --           6,400              --              6,400
  Net loss for the year...............          --             --           --              --     (11,558,890 )      (11,558,890)
BALANCE AT SEPTEMBER 28, 1996.........   7,668,555    $27,651,071     $768,000      $ (761,600)    $(19,723,174)     $  7,934,297

 The accompanying notes are an integral part of these consolidated statements.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          FOR THE PERIOD FROM
                                            FOR THE               FOR THE               FOR THE            FEBRUARY 25, 1993
                                           YEAR ENDED            YEAR ENDED            YEAR ENDED         (DATE OF INCEPTION)
                                       SEPTEMBER 28, 1996    SEPTEMBER 30, 1995    SEPTEMBER 30, 1994    TO SEPTEMBER 28, 1996
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss..........................      $(11,558,890)         $ (4,525,722)         $ (2,343,510)          $ (19,723,174)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities --
    Issuance of convertible note
      payable to related party in
      payment of royalties (Note
      17)...........................           375,000                    --                    --                 375,000
    Non-cash interest on discounted
      bonds.........................         2,626,161                    --                    --               2,626,161
    Amortization of deferred
      compensation..................             6,400                    --                    --                   6,400
    Depreciation and amortization...           821,105               190,748                31,604               1,050,998
    Loss on asset disposal..........            74,268                10,463                    --                  84,731
    Issuance of note payable to
      settle litigation (Note 12)...            50,000                    --                    --                  50,000
    Acquired research and
      development expenses..........                --                    --                    --                 611,471
    Expiration of acquired prepaid
      expenses......................                --                    --                    --                  30,000
    Stock issued in payment of
      investment service fees.......                --                    --                    --                  32,582
    Increase in accounts receivable
      and accrued interest
      receivable....................          (168,562)              (59,218)               (7,468)               (243,848)
    Increase in prepaid expenses and
      other.........................          (115,971)              (74,843)               32,649                (198,790)
    Increase in other assets........          (126,902)              (39,775)               (6,886)               (186,690)
    Increase in accounts payable....           877,135               370,244               (51,584)              1,285,919
    Increase in accrued expenses....           277,832               216,916                78,216                 623,771
    Increase in deferred revenue....           207,311                21,712                    --                 229,023
    (Decrease) increase in other
      long-term liabilities.........           (12,123)               70,247                    --                  58,124
      Net cash used in operating
         activities.................        (6,667,236)           (3,819,228)           (2,266,979)            (13,288,322)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Organization costs incurred.......                --                    --                    --                 (39,290)
  Patents and licensing
    agreements......................                --                    --                    --                 (18,700)
  Purchases of property and
    equipment.......................          (743,274)             (337,368)             (266,893)             (1,362,144)
  Increase in product equipment in
    process of manufacturing........        (1,615,526)             (451,770)                   --              (2,067,296)
  Cost of manufacturing of product
    and test equipment..............        (6,379,833)             (912,995)                   --              (7,292,828)
  Proceeds from sale of property and
    equipment.......................            56,908                    --                    --                  56,908
      Net cash used in investing
         activities.................        (8,681,725)           (1,702,133)             (266,893)            (10,723,350)

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                          FOR THE PERIOD FROM
                                            FOR THE               FOR THE               FOR THE            FEBRUARY 25, 1993
                                           YEAR ENDED            YEAR ENDED            YEAR ENDED         (DATE OF INCEPTION)
                                       SEPTEMBER 28, 1996    SEPTEMBER 30, 1995    SEPTEMBER 30, 1994    TO SEPTEMBER 28, 1996
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Repayment of convertible notes not
    converted to equity.............               (35)                   --                    --                     (35)
  Proceeds from private placement
    (Note 1)........................        94,655,780                    --                    --              94,655,780
  Payment of bond issuance costs....        (3,791,078)                   --                    --              (3,791,078)
  Repayment of notes payable to
    related party...................          (200,000)                   --                    --                (200,000)
  Payment of notes payable..........                --                    --                (3,368)                 (4,575)
  Proceeds from repayment of notes
    receivable from stockholders....            70,474                    --                    --                  70,474
  Proceeds from notes payable to
    related party...................                --               200,000                    --                 200,000
  Proceeds from notes payable to
    stockholders....................                --               148,362               912,112               1,060,474
  Repayment of long-term debt.......           (19,657)                   --                    --                 (19,657)
  Payment of assumed liabilities....                --                    --                    --                 (40,000)
  Repayment of convertible notes
    payable to related parties......          (138,500)                   --                    --                (138,500)
  Proceeds from common stock
    issuance, net of forfeitures....        18,256,359             5,032,510               550,000              24,717,287
  Repayment of notes payable to
    stockholders....................           (70,474)                   --                    --                 (70,474)
  Repayment of accounts receivable
    from stockholders...............                --                    --             1,051,560               1,051,560
      Net cash provided by financing
         activities.................       108,762,869             5,380,872             2,510,304             117,491,256
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..................        93,413,908              (140,489)              (23,568)             93,479,584
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR.................            65,676               206,165               229,733                      --
CASH AND CASH EQUIVALENTS AT END OF
  YEAR..............................      $ 93,479,584          $     65,676          $    206,165           $  93,479,584
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Conversion of debt to common stock
    (Note 6)........................      $  1,599,965          $         --          $         --           $   1,599,965
  Conversion of accrued interest to
    common stock (Note 6)...........      $     67,958          $         --          $         --           $      67,958
  Conversion of notes payable to
    stockholders and related accrued
    interest to common stock (Note
    6)..............................      $    417,824          $         --          $         --           $     417,824
  Issuance of common stock in
    payment of consulting fees (Note
    17).............................      $     55,000          $         --          $         --           $      55,000
  Deferred compensation related to
    stock options granted...........      $    768,000          $         --          $         --           $     768,000
  Capital lease obligations
    incurred........................      $    259,224          $         --          $         --           $     259,224

 The accompanying notes are an integral part of these consolidated statements.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

1. ORGANIZATION

     Inter(Bullet)Act Systems, Incorporated and Subsidiary (together, the "Company") develops, owns and operates proprietary electronic marketing systems ("IPN") that are designed to give consumer products manufacturers (the "Manufacturers") and retailers the ability to influence the purchasing behavior of consumers moments before shopping begins and to track and analyze individual consumer purchasing behavior on an ongoing basis. The Company's current commercial product offering utilizes interactive "touch-screen" terminals inside the entrance of retail supermarkets that issue individually targeted, and immediately usable, coupons and other promotional incentives based on each consumer's cumulative purchasing history. Since its formation in 1993, the Company has focused its system development and commercialization efforts primarily in the retail supermarket industry. Although it has been tested in commercial and noncommercial environments, the IPN is in the early stages of implementation and is subject to the risks inherent in the commercialization of new products. The Company has limited experience in installing and operating substantial numbers of IPN terminals and has encountered technical implementation problems as it installs IPN terminals on a greater scale, which have delayed a substantial number of the Company's scheduled IPN installations. There can be no assurance that these or other problems associated with new product commercialization will not continue to occur. As the Company continues to install terminals on a greater scale, there are likely to be other technical implementation problems, some of which may be material. The continuing occurrence of difficulities in installing and operating a large number of terminals could have a material adverse effect on the Company's prospects, operating results and financial condition.

     The Company was incorporated on February 25, 1993 and issued common stock to stockholders of CSI (Note 9) on April 14, 1993 and to fifteen additional stockholders on April 16, 1993. Activities from the date of inception to September 28, 1996 have been directed primarily to raising capital, developing the software and cabinetry for placement of interactive terminals and network equipment in stores, test marketing the service, advertising and promoting the services offered and performing administrative functions.

     From inception to September 28, 1996, the Company has had minimal revenues and there is no assurance that the product which has been developed will achieve success in the marketplace. The success of future operations will be dependent primarily upon the acceptance of the Company's flagship product. The Company may require additional capital subsequent to September 30, 1997 to fund its planned expansion or to address liquidity needs caused by shortfalls in revenue. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. Furthermore, if the product gains market acceptance, there is no assurance that the Company will generate sufficient revenues to recognize a profit or that other products will not be developed by other companies that will render the Company's product obsolete.

     Since inception, the Company has incurred recurring losses and experienced negative operating cash flow. Through July 1996, the Company relied primarily on equity financing to fund its operations. In October 1995, the Company approved an offering of its common stock at $5.50 per share. In connection with this offering, the Company issued warrants to the investors in the offering to purchase an aggregate of 323,217 additional common shares. Investors in this offering have purchased common shares for net proceeds in the amount of approximately $18.1 million. Holders of convertible notes in the principal amount of approximately $1,600,000 converted both principal and one-half of accrued interest ($67,958) to shares of the Company's common stock and the Company has revised the payment terms of certain commitments (Note 17) and exchanged notes payable to stockholders (Note 6) and accrued interest thereon for equity in the amount of $417,824.

     In August 1996, the Company, through a private placement offering memorandum ("Private Placement"), issued 142,000 units, each consisting of a 14% senior discount note due 2003 with a principal amount at maturity of $1,000 and one warrant to purchase 7.334 shares of common stock of the Company at $.01 per share. However, if the Company has not completed an initial public offering by September 30, 1997, each warrant that has not been exercised will entitle the respective holder to purchase 9.429 shares of the Company's common stock at $.01

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

1. ORGANIZATION -- Continued
per share. Net proceeds of this offering were approximately $94.7 million (before deducting costs of the offering of approximately $3.8 million). In the opinion of the Company's management, the impact of the equity and debt raised and the debt and commitments restructured will provide the Company with the liquidity and capital resources to fund its operations through the end of fiscal 1997. However, the Company may require additional capital prior to December 31, 1997 to fund its planned expansion and to address any liquidity needs caused by shortfalls in revenue.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, Network Licensing, Inc. ("NLI"). All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR

     The Company's 1996 and 1995 fiscal years ended on the Saturday closest to September 30. Fiscal 1994 ended on September 30, 1994. The financial statements for fiscal 1996, 1995 and 1994 each contain activity for fifty-two weeks.

REVENUE RECOGNITION

     The Company recognizes revenue as coupons are redeemed at terminals. Brand manufacturers pay a fee to the Company for each redemption. The fee is composed of 1) a retailer processing fee, 2) a redemption fee and 3) the face value of the coupon. The Company in turn passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the manufacturers. Certain manufacturers pay the Company in advance for a portion of anticipated redemptions, and these amounts are recorded as deferred revenue until earned through redemptions.

CASH AND CASH EQUIVALENTS

     Cash equivalents, which at September 28, 1996 were primarily comprised of money market funds and overnight repurchase agreements, are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less are considered cash equivalents for purposes of the balance sheets and statements of cash flows.

ACCOUNTS RECEIVABLE -- ALLOWANCE METHOD

     The Company uses the allowance method to account for uncollectable accounts receivable. The accounts receivable of the Company at September 28, 1996 and September 30, 1995 consist of receivables accumulated during the test marketing stage of the enterprise.

PRODUCT EQUIPMENT IN PROCESS OF MANUFACTURING

     The Company's product equipment in process of manufacturing consists of components and spare parts used in the manufacturing of interactive terminals and network equipment, and the assembly of store servers. Upon installation of interactive terminals and network equipment, and store servers, accumulated incurred costs (consisting of direct materials, direct labor and overhead directly attributable to the manufacturing of these items) are capitalized as product equipment and depreciated accordingly. Spare parts are expensed to repairs and maintenance as they are used. Subsequent to the sale of the Company's product equipment manufacturing function (Note 11), the Company will purchase finished product equipment from an unrelated third party. The Company will continue to own certain components and spare parts for use in repairs and maintenance.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization are determined using the straight-line method and are based on estimated useful lives of assets and improvements of five to ten years for both book and income tax purposes. Depreciation and amortization expense for fiscal years 1996, 1995 and 1994 and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 was $785,482, $179,175, $22,500 and $989,802, respectively.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs incurred by the Company are included in selling, general and administrative expenses. Such costs for fiscal 1996, 1995 and 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 were $799,645, $622,862, $350,130 and $2,384,108 (Note 9), respectively.

BOND ISSUANCE COSTS

     Bond issuance costs incurred by the Company are costs associated with the Private Placement (Note 1) and are being amortized over seven years using the effective interest method. Amortization of these costs is included in interest expense and was $67,422 for fiscal 1996.

ORGANIZATION COSTS

     Organization costs, principally legal fees, have been deferred and are being amortized over five years using the straight-line method. Amortization expense for fiscal 1996, 1995 and 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 was $7,858, $7,858, $7,858 and
$28,158, respectively.

PATENTS, LICENSES AND TRADEMARKS

     Legal fees incurred for the improvement and protection of the Company's patents, licenses and trademarks have been deferred and are being amortized over fifteen years or the remaining life of the patent, license or trademark, whichever is less, using the straight-line method. Amortization expense for fiscal 1996, 1995 and 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 was $21,230, $1,414, $1,246 and $24,202,
respectively.

NET LOSS PER SHARE

     Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the respective years. Fully diluted net loss per common share has not been presented since the inclusion of the impact of stock options and warrants outstanding (Notes 8, 10, 14, 15 and 16) would be antidilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. It is the Company's policy to account for these assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of such assets, management assesses the carrying value of such assets on a continuing basis. If this review indicates that the assets will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of these assets would be reduced to their estimated fair market values. The Company does not expect the impact of the adoption of this pronouncement to be material.

     During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per common share in the notes to consolidated financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The Company will adopt the provisions of the SFAS No. 123 in fiscal 1997 by providing the pro forma disclosure.

RECLASSIFICATIONS

     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

3. PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following as of September 28, 1996 and September 30, 1995:

                                                                                                     1996          1995
PRODUCT EQUIPMENT:
  Store interactive terminals and network equipment............................................   $5,293,904    $  652,032
  Store interactive terminals and network equipment components.................................    1,802,462       353,866
                                                                                                   7,096,366     1,005,898
  Less: Accumulated depreciation...............................................................     (753,295)     (123,795)
                                                                                                   6,343,071       882,103
OFFICE AND COMPUTER EQUIPMENT, VEHICLES AND LEASEHOLD IMPROVEMENTS:
  Office equipment.............................................................................       78,016        42,432
  Computer equipment...........................................................................    1,106,705       352,225
  Furniture and fixtures.......................................................................      175,854       115,536
  Vehicles.....................................................................................      278,559            --
  Leasehold improvements.......................................................................       13,084        10,089
                                                                                                   1,652,218       520,282
  Less: Accumulated depreciation and amortization..............................................     (204,474)      (77,243)
                                                                                                   1,447,744       443,039
PRODUCT EQUIPMENT IN PROCESS OF MANUFACTURING..................................................    2,067,296       451,770
                                                                                                  $9,858,111    $1,776,912

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

4. NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company had notes receivable from three stockholders in the amount of $70,474, bearing interest at 4.5%. Both principal and interest were due in full on July 15, 1996 and, accordingly, are classified as current assets in the accompanying consolidated balance sheet at September 30, 1995. These notes were repaid during fiscal 1996.

5. NOTES PAYABLE TO RELATED PARTY

     At September 30, 1995, the Company had two notes payable to a company which is significantly owned by stockholders of the Company, each in the amount of $100,000 and bearing interest at 15%. Both notes were repaid during fiscal 1996.

6. NOTES PAYABLE TO STOCKHOLDERS

     Notes payable to stockholders consists of the following:

                                                                        SEPTEMBER 28,    SEPTEMBER 30,
                                                                            1996             1995
Notes payable to related parties relating to agreement with Clearing
  Systems, Inc. (Note 17)............................................     $   236,500     $         --
Notes payable to stockholders bearing interest at 8.5%, convertible to common stock at conversion price of $5.00 per share, interest
  accruing monthly, maturing on February 1, 1998 (a).................              --        1,600,000
Notes payable to stockholders bearing interest at 4.5%, both
  principal and interest due on July 15, 1996 (b)....................              --           70,474
Notes payable to stockholders bearing interest at prime (6.75% at
  September 30, 1995) plus 2%, principal and interest due in eight equal quarterly installment beginning on July 1, 1997 and due in
  full on March 1, 1999 (c)..........................................              --          371,130
                                                                              236,500        2,041,604
Less: Current portion................................................              --           70,474
                                                                          $   236,500     $  1,971,130

(a) Effective February 1, 1995, the Company executed revised and amended convertible notes payable to stockholders of $1,600,000 which extended the terms of notes payable which were due on February 1, 1995 and May 1, 1995, respectively, to February 1, 1998, with interest at 8.5% to be paid annually beginning on February 1, 1996. In February 1996, the Company secured agreements for holders of the convertible notes in the aggregate principal amount of $1,600,000 (less cash paid in the amount of $35 for notes not converted to common stock due to fractional shares) to convert their principal balances to shares of the Company's common stock at $5.00 per share, to convert fifty percent of the accrued interest thereon ($67,958) to shares of the Company's common stock at $5.50 per share and to receive the remaining fifty percent of the accrued interest thereon in cash.

(b) These notes were payable to certain stockholders of the Company for amounts advanced to the Company on behalf of these other stockholders in order for them to purchase common stock. These notes and the related amounts due from other stockholders were repaid during fiscal 1996.

(c) Effective May 31, 1996, notes payable to stockholders with a principal amount of $371,130 and related accrued interest of $46,694 were exchanged for 75,968 shares of the Company's common stock at $5.50 per share.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

7. LONG-TERM DEBT

                                                                        SEPTEMBER 28,    SEPTEMBER 30,
                                                                            1996             1995
Bonds payable (a)....................................................    $ 72,750,759      $        --
Capital lease obligations (b)........................................         239,567               --
                                                                           72,990,326               --
Less: Current portion of long-term debt..............................          67,709               --
                                                                         $ 72,922,617      $        --

(a) In the Private Placement (Note 1), the Company issued 142,000 units, each consisting of a 14% senior discount note due 2003 with a principal amount at maturity of $1,000 and one warrant to purchase 7.334 shares of common stock of the Company at $.01 per share. However, if the Company has not completed an initial public offering by September 30, 1997, each warrant that has not been exercised will entitle the respective holder to purchase 9.429 shares of the Company's common stock at $.01 per share. The proceeds of $94.7 million were allocated by the Company to the value of the warrants ($24.5 million -- Note 8) and to the discounted notes ($70.2 million).

    No cash interest will be payable on the notes prior to February 1, 2000. The notes will accrue cash interest at a rate of 14% per annum, commencing on August 1, 1999, payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2000. The debt discount related to the difference between the face value of the notes ($142 million) and the proceeds of the Private Placement ($94.7 million) is being accreted over the period to February 1, 2000. The debt discount related to the portion of the Private Placement allocated to the value of the warrants ($24.5 million) is being accreted over the full term of the notes to August 1, 2003. Interest expense on the notes, including the accretion of debt discount, is being recognized at a constant rate of interest over the life of the notes. Discount accretion of $2,558,739 has been recognized as interest expense during the year ended September 28, 1996.

    The Company had agreed to use its best efforts to have a registration statement with respect to the senior discount notes issued as part of the Private Placement declared effective by the Securities and Exchange Commission as promptly as practicable after the filing thereof. Since no registration statement had been declared effective within 120 days of the issue date of the Private Placement, approximately $1,000 of cash interest is being accrued daily and will be payable on February 1, 1997 with respect to the senior discount notes.

(b) The Company has leased certain vehicles and other assets under capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 28, 1996:

Fiscal Year:
  1997.......................................................................   $ 91,849
  1998.......................................................................     87,674
  1999.......................................................................     58,406
  2000.......................................................................     54,231
  2001.......................................................................      8,861
Total minimum lease payments.................................................    301,021
Less: Executory costs........................................................     18,309
Net minimum lease payments...................................................    282,712
Less: Amount representing interest...........................................     43,145
Present value of net minimum lease payments..................................   $239,567

8. COMMON STOCK PURCHASE WARRANTS

     Each warrant issued in the Private Placement (Notes 1 and 7(a)), when exercisable, will entitle the holder thereof to purchase 7.334 shares of common stock at an exercise price of $.01 per share; provided, however, that if by September 30, 1997, the Company has not completed an initial public offering, each warrant that has not theretofore been exercised will thereafter entitle the holder thereof to purchase 9.429 shares of common stock. These warrants will be exercisable on or after the earliest to occur of (i) August 1, 2000, (ii) a change of control, (iii) (a) 90 days after the closing of an initial public offering or (b) upon the closing of the initial public offering but only in respect of warrants required to be exercised to permit the holders thereof to sell shares in the initial public offering, (iv) a consolidation, merger or purchase of assets involving the Company or any of its subsidiaries that

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

8. COMMON STOCK PURCHASE WARRANTS -- Continued results in the common stock of the Company becoming subject to registration, (v) an extraordinary cash dividend or (vi) the voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company. The number of shares of the common stock for which a warrant is exercisable is subject to adjustment upon the occurrence of certain events.

     Holders of warrants (or common stock issued in respect thereof) will be entitled to include the common stock issued or issuable upon the exercise of the warrants (the "Underlying Common Stock") in a registration statement whenever the Company or any shareholder proposes to effect a public equity offering with respect to capital stock of the Company (other than redeemable stock), except to the extent the managing underwriter for such offering determines that such registration and sale would materially adversely affect the price, timing or distribution of the shares to be sold in such public equity offering. Following the occurrence of an initial public offering, holders of warrants and Underlying Common Stock representing not less than 25% of all the outstanding warrants and Underlying Common Stock, taken together, will have the right, on one occasion, to require the Company to register such securities pursuant to an effective registration statement.

     In the event that a public market does not exist for the common stock on August 1, 2001 (the "Triggering Date"), the Company will be required, at its option, to (i) make an offer to purchase, for cash at fair market value, all outstanding warrants and underlying common stock issued or (ii) take all necessary action to cause all of the Underlying Common Stock issued or issuable to be publicly registered within 120 days of the Triggering Date.

     Management of the Company believes, based on independent third party valuations, that the value of the Company's common stock at the date of the issuance of these warrants was $23.50 per share and, accordingly, has allocated $24,463,760 of the proceeds of the Private Placement to the value of these warrants based on 142,000 units consisting of warrants to purchase 7.334 shares of common stock per unit with an exercise price of $.01 per share. This amount is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheet as of September 28, 1996. The equal, offsetting amount has been included as additional debt discount subject to accretion as described in Note 7(a).

9. ACQUISITION

     On April 14, 1993, Interactive Networks Incorporated ("INI") entered into an agreement with Clearing Systems, Inc. ("CSI"), a Delaware corporation, whereby 816,902 shares of INI stock were exchanged for certain assets and assumption of certain liabilities of CSI. The assets acquired by INI included the following:

Cash.........................................................................   $    449
Deposit on cabinetry for interactive terminals and network equipment.........     14,500
Prepayment of lease on facilities............................................     30,000
Communication equipmen.......................................................      8,060
Accounts receivable..........................................................         95
Purchased technology, research and development...............................    611,471
                                                                                 664,575
Liabilities of CSI that were assumed by INI are as follows:
  Demand note payable to members of the Investors Group......................    610,000
  Accounts payable...........................................................     40,000
  Note payable -- communication equipment....................................      4,575
                                                                                 654,575
Consideration for the 816,902 shares of common stock issued..................   $ 10,000

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

9. ACQUISITION -- Continued
     The market value of the acquired technology, research and development of $611,471 was expensed during the period ending September 30, 1993. The Company has incurred additional research and development costs redesigning and refining the technology and systems acquired from CSI, as indicated in Note 2.

10. DEFERRED COMPENSATION

     In September 1996, the Company issued options to purchase 48,000 shares of common stock at an exercise price of $7.50 per share under the 1996 Nonqualified Stock Option Plan (Note 15), which was an exercise price below the fair market value of the Company's common stock on the date of grant. Accordingly, the Company has recorded a deferred compensation charge of $768,000, which will be amortized ratably over the five year vesting period of the related options. Through September 28, 1996, $6,400 of this amount has been amortized.

11. SALE AND OUTSOURCING OF MANUFACTURING FUNCTION

     On September 9, 1996, the Company sold its manufacturing operations to Coleman Resources Corporation ("Coleman Resources") for approximately $2.6 million and entered into a supply agreement whereby Coleman Resources is to fulfill the Company's anticipated requirements for terminals for the next three years with fixed pricing for the first 5,000 terminals. No material gain or loss was realized in this transaction.

12. LITIGATION SETTLEMENT

     During the year ended September 28, 1996, the Company settled a lawsuit which was commenced in July 1996. This settlement requires the Company to pay an aggregate of $400,000 by January 1997, $350,000 of which was paid on August 7, 1996. The remaining $50,000 is reflected as a note payable in the accompanying consolidated balance sheet as of September 28, 1996. The cost of the settlement has been charged to operations during the year ended September 28, 1996.

13. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the "asset and liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences relating primarily to utilization of net operating loss ("NOL") carryforwards of approximately $18.2 million resulted in a deferred tax asset of approximately $7.5 million. The deferred tax asset has been reduced by an equal, offsetting valuation allowance of approximately $7.5 million due to both the uncertainty of future income and limitations on the use of the NOL carryforwards due to changes in control resulting from equity transactions. Accordingly, no net deferred tax asset is recorded at September 28, 1996 or September 30, 1995. The net operating loss carryforwards, as well as research and development credits, which can be applied against future taxable income and income taxes, expire in years through 2011.

14. 1994 STOCK COMPENSATION PLAN

     In April 1994, the Company adopted the 1994 Stock Compensation Plan (the "Plan"), which authorizes a committee named by the Board of Directors to grant options to purchase up to 200,000 shares of the Company's common stock to officers, founders, key employees and directors of the Company at exercise prices not less than the fair market value of the stock at the date of grant. During fiscal 1995, the number of shares eligible to be granted was increased to 430,000. Options granted may be either qualified incentive stock options under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. The Plan will expire on April 19, 2004. An aggregate of 125,900 shares remain available for future grant under this plan.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

14. 1994 STOCK COMPENSATION PLAN -- Continued
     In April 1994, the Company granted qualified options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.86 per share (which, in the opinion of management, represented the fair market value of such stock at the date of grant) to an officer of the Company. These options vest over a five year period beginning with the end of this officer's second year of employment with the Company (August 1995). At September 28, 1996, none of these options were exercised and 12,500 were exercisable.

     In August 1994, the Company granted nonqualified stock options to purchase a total of 18,000 shares of common stock at $5.00 per share. Of these options, 16,000 were granted to nonemployee directors of the Company and 2,000 were granted to employee directors of the Company. At September 28, 1996, none of these options were exercised and all were exercisable.

     During the year ended September 30, 1995, the Company granted qualified options to purchase a total of 45,000 shares of common stock, of which options to purchase 15,000 shares were canceled in February 1996 concurrent with the issuance of 7,500 nonqualified stock options, at $5.00 per share. These options were granted to certain officers of the Company. At September 28, 1996, none of the remaining options were exercised and 6,000 were exercisable.

     Additionally, during the year ended September 30, 1995, the Company granted qualified options to purchase a total of 96,000 shares of common stock, of which options to purchase 28,000 shares were canceled. The exercise price for these options (net of the 28,000 options canceled) is $5.00 for 33,000 options and $5.50 for 35,000 options. These options were granted to certain key employees of the Company. At September 28, 1996, none of these options were exercised and 6,600 were exercisable.

     In March 1995, the Company granted nonqualified stock options to purchase a total of 60,600 shares of common stock at $5.00 per share to certain nonemployee directors of the Company. At September 28, 1996, none of these options were exercised and all were exercisable.

     In April 1995, the Company granted nonqualified stock options to purchase a total of 30,000 shares of common stock at $5.00 per share. These options were granted to certain consultants of the Company. At September 28, 1996, none of these options were exercised and all were exercisable.

     During the year ended September 28, 1996, the Company granted qualified options to purchase a total of 65,000 shares of common stock at $5.50 per share. These options were granted to certain employees of the Company, as well as an employee of Vanguard. At September 28, 1996, none of these shares were exercised and 12,000 were exercisable.

     Management of the Company believes, based on independent third party valuations, that the options issued under the 1994 Stock Compensation Plan were issued at exercise prices which represented the fair market value of the Company's common stock at the dates of grant.

15. 1996 NONQUALIFIED STOCK OPTION PLAN

     On June 14, 1996, the Company adopted the 1996 Nonqualified Stock Option Plan, which provides for the issuance of shares of common stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of common stock that may be issued pursuant to the plan may not exceed 600,000 shares of common stock, subject to adjustment on the occurrence of certain events affecting the Company's capitalization. As of September 28, 1996, 496,000 options had been granted at an exercise price of $5.50 per share and 48,000 options had been granted at an exercise price of $7.50 per share. Management of the Company believes, based on independent third party valuations, that the options granted at $5.50 per share were granted at fair market value and that the options granted at $7.50 per share were granted when the fair market value of common stock was

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

15. 1996 NONQUALIFIED STOCK OPTION PLAN -- Continued
$23.50 per share, resulting in a deferred compensation charge (Note 10). These options vest annually over five years from the date of grant with the exception of 129,400 options, which became immediately exercisable.

16. ISSUANCE OF WARRANTS WITH SHARES

     In May 1995, the Company issued 400,000 shares of common stock to an investor at $5 per share. In addition, with the issuance of these shares, the Company also issued to the same investor a warrant (the "Vanguard Warrant") to purchase up to an additional 400,000 shares of the Company's common stock at the agreed-upon fair market value of such stock at the time of exercise. This warrant agreement contains an anti-dilution clause which provides for adjustments to the number of shares eligible to be purchased to maintain the number of shares at approximately 10.3% of the Company's outstanding common stock. The warrant expires on the earlier of (i) May 5, 2005 or (ii) the consummation of an initial public offering by the Company. The terms of the Vanguard Warrant were restructured immediately prior to the consummation of the private placement transaction (Note 1) to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share, which was in the opinion of management, the fair market value of the related common stock at the date of restructuring. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by
(ii) the number of shares surrendered.

17. COMMITMENTS AND CONTINGENCIES

  AGREEMENT WITH CSI

     Pursuant to an agreement with CSI, the Company was required to pay a consulting fee to CSI of $375,000 in the form of an 8.5% convertible note payable. Of this amount, the Company has paid $138,500 and $236,500, which is convertible to common stock at $5.50 per share, is due December 28, 1998. The $375,000 consulting fee is included in selling, general and administrative expenses for the year ended September 28, 1996.

  CONSULTING AND MANAGEMENT SERVICES AGREEMENTS WITH VANGUARD CELLULAR SYSTEMS, INC. ("VANGUARD")

     The Company entered into a consulting agreement with Vanguard pursuant to which an employee of Vanguard began to serve as Chief Operating Officer of the Company and Vanguard provided other consulting services requested by the Company. Pursuant to the agreement, the Company was to reimburse Vanguard for its costs of providing such services and had recognized expense of approximately $52,000 during fiscal 1996 until the consulting agreement was terminated and replaced by a management services agreement dated June 17, 1996. The management services agreement, which has a term expiring on June 17, 1998, provides that Vanguard will be entitled to receive 10,000 shares of common stock annually during the term of the agreement in return for its other consulting services to the Company. In June 1996, 10,000 shares were issued to Vanguard pursuant to this agreement and were recorded as a prepaid expense at the fair market value of $5.50 per share at the date of issuance.

  COMMITMENTS FOR TECHNOLOGY

     The Company has commitments for use of technology for which it has agreed to pay aggregated minimum fees of $23,000 per month through August 1, 1996 and subsequently increasing to $33,000 per month. Future commitments are expected to be paid at least through November 2003 and are subject to increases based upon the amount of revenue generated from this technology. Aggregated technology commitments charged to operations for fiscal 1996, 1995 and 1994 and for the period from February 23, 1993 (Date of Inception) to September 28, 1996 were $296,000, $265,465, $200,000 and $861,465, respectively, and are included in selling, general and administrative expenses.

             INTER(BULLET)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

17. COMMITMENTS AND CONTINGENCIES -- Continued
  LEASE COMMITMENTS

     The Company is also obligated under noncancelable operating leases expiring through fiscal year 2000, covering premises and equipment with minimum rentals of:

Fiscal Year:
  1997.......................................................................   $264,644
  1998.......................................................................    262,124
  1999.......................................................................    274,215
  2000.......................................................................     69,401

     Rent expense of $221,143, $218,243, $93,817 and $573,492 was recognized for fiscal 1996, 1995 and 1994 and for the period from February 25, 1993 (Date of Inception) to September 28, 1996, respectively, and is included in selling, general and administrative expenses.

18. FORFEITURE OF SHARES

     In September 1994, a stockholder agreed to forfeit 10,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. The forfeiture did not reduce the amount of the stockholder's financial investment in the Company at that time, but did reduce the number of shares issued to this individual. These shares were subsequently reissued to two other individuals at $5.00 per share. In December 1994, the same stockholder agreed to forfeit an additional 18,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. Upon this forfeiture, the investor's equity in the Company was reduced in the total amount of $140,000, representing the value of 28,000 shares of common stock at $5.00 per share.

                               INDEX TO EXHIBITS

     The following exhibits are filed as part of this report:

EXHIBIT NO.   DESCRIPTION
    *3    (a) Articles of Incorporation of the Company, with amendments, through June 12, 1996.
    *3    (b) Bylaws of the Company, as amended, through June 12, 1996.
    *4    (a) Specimen Certificate of the Company's Common Stock.
    *4    (b) Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to $142,000,000 in principal amount of 14% Senior Discount Notes due 2003.
   *10    (a) Management Services Agreement dated June 17, 1996, between the Company and Vanguard Cellular Systems, Inc.
   *10    (b) Consulting Agreement dated January, 1996, between the Company and Vanguard Cellular Systems, Inc.
   *10    (c) Registration Rights Agreement dated May 5, 1995, between the Company and Vanguard Cellular Systems, Inc.
   *10    (d) Amendment No. 1 to Registration Rights Agreement dated October, 1995, between the Company and Vanguard Cellular
                Systems, Inc.
   *10    (e) Registration Rights Agreement dated March, 1996 between the Company and Toronto Dominion Investments, Inc.
   *10    (f) Subscription Agreement dated October, 1995, between the Company and Vanguard Cellular Systems, Inc.
   *10    (g) Company's 1996 Nonqualified Stock Option Plan.
   *10    (h) Form of Nonqualified Stock Option Agreement.
   *10    (i) Company's 1994 Stock Compensation Plan.
   *10    (j) Form of Incentive Stock Option Agreement.
   *10    (k) Amended and Restated Common Stock Purchase Warrant granted to Vanguard Cellular Operating Corp.
   *10    (l) Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant Agent.
   *10    (m) Shareholders' Agreement dated April 16, 1993, between the Company and its shareholders.
   *10    (n) Amendment No. 1 to Shareholders' Agreement dated June 17, 1994, between the Company and its shareholders.
   *10    (o) Exchange and Registration Rights Agreement dated July 30, 1996, between the Company and the Initial Purchasers.
   *10    (p) Kiosk Agreement dated September 3, 1996 between the Company and Coleman Research Corporation.
   *10    (q) Assignment of License Agreement dated June 15, 1993 among Gerald Singer and Arthur Murphy as Licensors, Michael
                R. Jones as Licensee and Network Licensing, Inc. as Assignee.
   *10    (r) Security Agreement dated June 16, 1993 between Michael R. Jones and Network Licensing, Inc.
   *10    (s) Sublicense dated June 16, 1993 between Network Licensing, Inc. and the Registrant.
   *10    (t) Settlement Agreement and Mutual General Release dated as of September 6, 1994 among Gerald R. Singer, Arthur J.
                Murphy, Lenora Singer, Joan Murphy, Network Licensing, Inc. and the Registrant.
   *10    (u) Amended and Restated Patent Rights Assignment/Consulting Agreement dated as of March 29, 1995 between Joseph F.
                Stratton and the Registrant.
   *10    (v) Agreement Regarding Licensing Matters dated as of January 22, 1996 among Michael R. Jones, Networking Licensing,
                Inc. and the Registrant.
   *10    (w) Letter Agreement dated July 22, 1996 between Gerald Singer, Arthur J. Murphy and the Registrant.
   *10    (x) Assignment dated as of July 23, 1996 from Networking Licensing, Inc. to the Registrant.
   **10   (y) Purchase Agreement dated July 30, 1996, between the Company and the Initial Purchasers.
   *12        Calculation of deficiency of earnings available to cover fixed charges.
   *21        List of Subsidiaries of the Company.
    27        Financial Data Schedule.

 * Incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-4 (Registration No. 333-12091)

** Incorporated by reference to Exhibit 1 filed with the Company's Registration
   Statement on Form S-4 (Registration No. 333-12091)