Form 10-Q
period 1996-12-31
INTER ACT SYSTEMS INC
filed 1997-02-14
CIK 935086

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)




( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended __________________________________
                                                        OR
( X ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from September 29, 1996 to December 31, 1996

Commission File Number        333-12091

                         INTERoACT SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)

      North Carolina                                    56-1817510
(State of other jurisdiction of                     (I. R. S. Employer
incorporation or organization)                       Identification No.)


     14 Westport Avenue
     Norwalk, Connecticut                                  06851
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (203) 750-0300

                      Former fiscal year September 28, 1996

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes        No     X


      The number of shares of the registrant's common stock outstanding on
                        February 13, 1997 was 7,668,555.

                                          INTERoACT SYSTEMS, INCORPORATED
                                                       INDEX


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets -                                        I-1
       December 31, 1996 and September 28, 1996

       Consolidated  Statements  of  Operations  - Three months ended       I-2
       December 31, 1996 and December 30, 1995 and for the period from February 25, 1993 (Date of Inception) to December 31, 1996

       Consolidated  Statements  of Cash Flows - Three  months  ended       I-3
       December 31, 1996 and December 30, 1995 and for the period from February 25, 1993 (Date of Inception) to December 31, 1996

       Notes to Financial Statements                                        I-5

     Item 2. Management's Discussion and Analysis of Financial Condition    I-6
        and Results of Operations

PART II.  OTHER INFORMATION

     Item 5. Other Information                                             II-9

     Item 6. Exhibits and Reports on Form 8-K                             II-10


SIGNATURES                                                                II-11

                         INTERoACT SYSTEMS, INCORPORATED
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


PART I
Item 1.           Financial Statements


                                                                        December 31,       September 28,
                                                                           1996                1996
                                                                ---------------------------------------------
                                                                        (unaudited)         (See Note)

Assets
CURRENT ASSETS:
   Cash and cash equivalents                                          $88,306,387            $93,479,584
    Accounts Receivable, net of allowance for doubtful
    accounts of $10,000                                                   616,686                243,848
    Prepaid expenses and other                                          1,007,040                253,885
                                                                     ------------------------------------
      Total current assets                                             89,930,113             93,977,317
                                                                     ------------------------------------

PROPERTY AND EQUIPMENT, net                                            12,104,965              9,858,111
                                                                     ------------------------------------
OTHER ASSETS:
    Bond issuance costs. net of accumulated amortization
      of $169,216 and $67,422, respectively                             3,719,872              3,723,656
    Deposits                                                               37,117                 35,000
    Organization costs (net of accumulated amortization of
      $30,123 and $28,158, respectively                                     9,167                 11,132
    Patents, licenses and trademarks (net of accumulated
      amortization of $33,630 and $24,202, respectively                   227,204                126,175
    Other intangibles, net of accumulated amortization of
      $9,411 and $8,836, respectively                                      25,102                 25,677
                                                                     ------------------------------------

              Total other assets                                        4,018,462              3,921,640
                                                                     ------------------------------------
                Total assets                                         $106,053,540           $107,757,068
                                                                     ====================================

Liabilities and Stockholders' Equity (Deficit)
CURRENT LIABILITIES:
    Current portion of long-term debt                                     $96,835                $67,709
    Accounts payable                                                    1,242,830              1,285,919
    Accrued expenses                                                    1,691,180                509,119
    Deferred revenue                                                      479,030                229,023
    Note Payable                                                           50,000                 50,000
                                                                     ------------------------------------
              Total current liabilities                                 3,559,875              2,141,770
                                                                     ------------------------------------

Notes Payable to Stockholders                                             236,500                236,500
                                                                     ------------------------------------
Long-Term Debt, net of discount                                        77,095,064             72,922,617
                                                                     ------------------------------------
Other Long Term Liabilities                                                55,004                 58,124
                                                                     ------------------------------------
              Total liabilities                                        80,946,443             75,359,011
                                                                     ------------------------------------

Common Stock Purchase Warrants                                         24,463,760             24,463,760
                                                                     ------------------------------------

Stockholders' Equity (Deficit)
    Common stock, no par value; 20,000,000 shares
    authorized; 7,668,555 shares issued and outstanding                27,651,071             27,651,071
    Additional paid-in capital                                            768,000                768,000
    Deferred compensation                                               (723,200)              (761,600)
    Deficit accumulated during development stage                     (27,052,534)           (19,723,174)
                                                                     ------------------------------------
              Total stockholders' equity (deficit)                        643,337              7,934,297
                                                                     ------------------------------------

               Total liabilities and stockholders' equity
                       (deficit)                                     $106,053,540           $107,757,068
                                                                     ====================================



Note: The balance sheet information at September 28, 1996, has been derived from the audited financial statments at that date.

                                          INTERoACT SYSTEMS, INCORPORATED
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 For the                      For the            For the Period from
                                            Three-Month Period          Three-Month Period        February 25, 1993
                                                  Ended                        Ended             (Date of Inception)
                                            December 31, 1996           December 30, 1995       to December 31, 1996
                                            ------------------          ------------------      --------------------
                                               (unaudited)                  (unaudited)              (unaudited)

Gross Sales                                     $408,376                      $77,512                 $1,172,702
Less:  Retailer reimbursements                 (239,726)                     (44,809)                  (674,993)
                                       --------------------------------------------------------------------------
           Net sales                             168,650                       32,703                    497,709

Direct operating expenses                    (1,216,176)                    (275,351)                (5,018,259)
                                       --------------------------------------------------------------------------

Gross deficit                                (1,047,526)                    (242,648)                (4,520,550)

Selling, general and administrative
  expenses                                   (2,763,172)                  (1,409,198)               (15,978,466)

Depreciation and amortization                  (467,624)                     (87,395)                (1,518,622)
                                       --------------------------------------------------------------------------

Loss from operations                         (4,278,322)                  (1,739,241)               (22,017,638)
Interest expense                             (4,263,049)                     (58,257)                (7,281,542)
Interest and dividend income                   1,249,130                        6,979                  2,301,485
Other income (expense), net                     (37,119)                     (43,231)                   (54,839)
                                       --------------------------------------------------------------------------

     Net loss                               $(7,329,360)                 $(1,833,750)              $(27,052,534)
                                       ==========================================================================

PER SHARE INFORMATION:

    Net loss per share                           $(0.96)                      $(0.44)
                                       ===============================================

    Weighted average common shares
      outstanding                              7,668,555                    4,125,626
                                       ===============================================


                                          INTERoACT SYSTEMS, INCORPORATED
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      For the                    For the              For the Period from
                                                Three-Month Period         Three-Month Period           February 25, 1993
                                                       Ended                      Ended                (Date of Inception)
                                                 December 31, 1996          December 30, 1995         to December 31, 1996
                                            -----------------------------------------------------------------------------------
                                                    (unaudited)                (unaudited)                 (unaudited)

    Net loss                                     (7,329,360)                (1,833,750)                 (27,052,534)
    Adjustments to reconcile net loss
      to net cash used in operating
        activities
    Issuance of convertible note payable
      to related party in payment of
      royalties                                            -                    375,000                      375,000
    Non-cash interest on discounted bonds          4,216,735                          -                    6,842,896
    Amortization of deferred compensation             38,400                          -                       44,800
    Depreciation and amortization                    467,624                     87,395                    1,518,622
    Loss on asset disposal                                 -                          -                       84,731
    Issuance of note payable to settle
      litigation                                           -                          -                       50,000
    Acquired research and development
      expenses                                             -                          -                      611,471
    Expiration of acquired prepaid expenses                -                          -                       30,000
    Stock issued in payment of investment
      service fees                                         -                          -                       32,582
    Increase in accounts receivable and
      accrued interest receivable                  (372,839)                   (48,103)                    (616,687)
    Increase in prepaid expenses and other         (748,388)                     14,618                    (947,178)
    Increase in other assets                       (117,340)                   (16,980)                    (304,030)
    Increase in accounts payable                    (43,088)                  (111,454)                    1,242,831
    Increase in accrued expenses                   1,178,942                     53,007                    1,802,713
    Increase in deferred revenue                     250,006                     77,285                      479,029
    Decrease in other long-term liabilities                                           -                       58,124
                                            -------------------------------------------------------------------------
      Net cash used in operating
          activities                             (2,459,308)                (1,402,982)                 (15,747,630)

Cash Flows From Investing Activities
    Organization costs incurred                            -                          -                     (39,290)
    Patents and licensing agreements                       -                          -                     (18,700)
    Purchases of property and equipment            (461,491)                  (117,677)                  (1,823,635)
    Increase in product equipment in
      process of manufacturing                     (707,014)                  (134,803)                  (2,774,310)
    Cost of manufacturing product and test
      equipment                                  (1,415,785)                  (330,135)                  (8,708,613)
    Proceeds from sale of property and
      equipment                                            -                          -                       56,908
                                            -------------------------------------------------------------------------
      Net cash used in investing
          activities                             (2,584,290)                  (582,615)                 (13,307,640)



                                          INTERoACT SYSTEMS, INCORPORATED
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                     For the                    For the               For the Period from
                                                Three-Month Period         Three-Month Period          February 25, 1993
                                                      Ended                      Ended                (Date of Inception)
                                                December 31, 1996          December 30, 1995          to December 31, 1996
                                                -----------------          -----------------          --------------------
                                                   (unaudited)                (unaudited)                 (unaudited)

Cash Flows From Financing Activities:
    Repayment of convertible notes not
      converted to equity                                            -                          -                         (35)
    Proceeds from private placement                                  -                          -                   94,655,780
    Payment of bond issuance costs                            (98,010)                          -                  (3,889,088)
    Payment of notes payable to
      related party                                                  -                  (100,000)                    (200,000)
    Payment of notes payable                                         -                          -                      (4,575)
    Proceeds from repayment of notes
      receivable from stockholders                                   -                          -                       70,474
    Proceeds from notes payable to
      related party                                                  -                    175,000                      200,000
    Proceeds from notes payable to
      stockholders                                                   -                          -                    1,060,474
    Repayment of long-term debt                               (31,589)                          -                     (51,246)
    Payment of assumed liabilities                                   -                          -                     (40,000)
    Repayment of convertible notes
      payable to related parties                                     -                          -                    (138,500)
    Proceeds from common stock
      issuance, net of forteitures                                   -                  1,921,007                   24,717,287
    Repayment of notes payable to
      stockholders                                                   -                          -                     (70,474)
    Repayment of accounts receivable
      from stockholders                                              -                          -                    1,051,560
        Net Cash Provided by Financing
        Activities                                           (129,599)                  1,996,007                  117,361,657

                                            -----------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                         (5,173,197)                     10,410                   88,306,387

Cash and Cash Equivalents at Beginning
  of Period                                                 93,479,584                     65,675                            -

Cash and Cash Equivalents at End of
  Period                                                   $88,306,387                    $76,085                  $88,306,387
                                            ===================================================================================

Supplemental Disclosure of Non-Cash
Activities:
    Conversion of debt to common stock                               -                          -                   $1,599,965
                                            ===================================================================================
    Conversion of accrued interest to
    common stock                                                     -                          -                      $67,958
                                            ===================================================================================
    Conversion of notes payable to
    stockholders and related accrued
    interest to common stock                                         -                          -                     $417,824
                                            ===================================================================================
    Issuance of common stock in
    payment of consulting fees                                       -                          -                      $55,000
                                            ===================================================================================
    Deferred compensation related to
    stock options granted                                            -                          -                     $768,000
                                            ===================================================================================
    Capital leased obligations incurred                       $118,223                          -                     $377,447
                                            ===================================================================================


Notes to the Financial Statements


         In the opinion of the management of InteroAct Systems, Incorporated (the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the company's financial position as of December 31, 1996 and the results of operations and cash flows for the three months ended December 31, 1996 and December 30, 1995. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 28, 1996 and included in the Annual Report on Form 10-K.

         In January 1997, the company consummated an exchange offer (the "Exchange Offer"), whereby the holders of the Notes issued in the Private Placement exchanged such Notes for new Notes (the "Exchange Notes") that were registered under the Securities Act of 1933, as amended. The Exchange Notes do not bear legends restricting the transfer thereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         The Company had an accumulated deficit as of December 31, 1996 of $27,052,534 with net losses of $11,558,890 and $4,525,722 for the years ended September 28, 1996 and September 30, 1995, respectively and net losses of $7,329,360 and $1,833,750 for the three months ended December 31, 1996 and December 30, 1995, respectively. Comparisons of operating results for the quarters ended December 31, 1996 and December 30,1995 can be misleading given that the company's principal activities during the period from inception (February 25, 1993) through December 30, 1995 were related to the development, testing and initial installation of the InteroAct Promotion Network ("IPN") and were limited by the Company's relatively small capital base. The average number of stores in commercial test during the quarter ended December 31, 1995 was 30. During 1996, the company raised in excess of $125 million in the form of common stock and senior discount notes with common stock purchase warrants and embarked upon a larger-scale installation of the IPN. As of December 31, 1996 the company had 623 terminals installed in 335 stores across four grocery chains and approximately 2,700 additional stores under contract or letter of intent, compared to 96 terminals in 51 stores across one chain and approximately 300 additional stores under contract as of December 31, 1995.


Recent Developments

       As of February 13, 1997, the Company has an installed base of supermarket stores offering the IPN in 467 stores across eight divisions in four retail chains, with the completion of the Grand Union North installation (79 stores) and the recent installation of the Superfresh division of A&P (68 stores). Along with the ACME retail chain of 183 stores, Superfresh gives InteroAct a 37% all-commodities-volume (ACV) reach in the Philadelphia market. The Company is continuing the IPN's commercial rollout in other A&P divisions in the Northeast and Mid-Atlantic regions. Initial rollout in Food Lion (more than 1,000 stores under contract) is expected to begin in March.

       In the past 60 days, InteroAct has received contractual commitments from eight new major U.S. consumer products manufacturers representing 22 new brands to be promoted on the company's IPN. These new contracts represent an approximately $1.2 million increase in gross promotion dollars under contract during this period. Revenue to the Company is typically one-third of this amount. Manufacturers currently promoting products on the IPN include, among others, Lever Brothers, James River, Dial, Keebler, Pepsi, CPC/Best Foods, Disney Publications, Borden, Georgia-Pacific, and Con Agra.

       The Company recently has hired four executives in the areas of technical services, retailer sales, and brand sales. Ray Hamilton, 41, has joined the company as Vice President, Chief Technical Officer. Mr. Hamilton comes to InteroAct from Sutton Place Gourmet where he was a senior officer responsible for all aspects of information systems as well as a member of the company's operating committee. Prior to Sutton Place Gourmet, Mr. Hamilton worked for 20 years at Albertson's, one of the nation's largest supermarket retailers with approximately 750 stores, most recently as Director of Retail Systems Development. Mr. Hamilton has direct experience with major point-of-sale platforms including IBM, NCR, and ICL systems. He has also managed in-store radio frequency systems, software development and implementation of various POS applications in a large chain environment. Roy Quiroga will also join InteroAct in the technology area as Manager of Manufacturing Control, reporting to Mr. Hamilton. Mr. Quiroga will serve as the liaison between InteroAct and its IPN system vendors, principally Coleman Interactive Media Systems, a subsidiary of Thermoelectron Corporation, which currently manufactures InteroAct terminals and server systems. Mr. Quiroga has over 20 years of experience in the areas of manufacturing and systems integration/development, including various director and managerial positions with Micros Systems, Inc., Digital Equipment Corporation, and Westinghouse Electric Corporation.

         The Company is also expanding its sales and marketing efforts in both the brand and retailer sales areas. Jeff Kline has joined the company as West Coast Regional Director of Sales. Mr. Kline has over 11 years of experience in selling in-store promotional systems to leading supermarket retailers. Knut Bjorvatn joins the Company as Regional Director of Brand Sales. Mr. Bjorvatn has 11 years experience in packaged goods and retail chain sales, including five years at Catalina Marketing and four years at Procter & Gamble.


Results of Operations

                  Three months ended December 31, 1996 and December 30, 1995

         Revenue. Revenue was $168,650 and $32,703 in the 1996 and 1995 periods, respectively. The increase was primarily attributable to the addition of IPN terminals installed in stores in the 1996 period. As of December 31, 1996 and December 30, 1995, 335 and 51 stores contained IPN terminals, respectively. Revenue did not increase proportionately with the increase in installed stores. The number of Manufacturers promoting on the IPN for at least one week during the 1996 and 1995 periods increased, to 25 from 22, respectively, while total brand offerings promoted decreased to 75 from 82. Average total redemptions/day/store decreased to 93 from 115 in the 1996 and 1995 periods, respectively, while average paid redemptions/day/store decreased to 17 from 30. This was principally a result of IPN terminals in the 1996 period being supported through a higher number of non-paid incentives than were promoted in the 1995 period.

         Direct Operating Expenses. Direct operating expenses were $1,216,176 and $275,351 in the 1996 and 1995 periods, respectively. The increase was primarily due to (i) increased employee headcount to support continued store roll-out and maintain quality operations at current stores ($546,001) and increased supplies and other expenses related to IPN usage ($394,824).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,763,172 and $1,409,198 in the 1996 and 1995 periods, respectively. Selling and marketing expenses increased $1,200,598, primarily attributable to (i) marketing costs associated with selective brand promotions sponsored by the Company increasing from $134,396 in 1995 to $1,088,423 in 1996 and (ii) the hiring of additional marketing and sales force personnel. General and administrative expenses were $1,184,972 and $1,031,596 in the 1996 and 1995 periods, respectively. A one time consulting fee of $375,000, pursuant to an agreement with CSI, was charged to general and administrative expenses in the three month period ended December 30, 1995. Research and development, primarily the development of hardware and software to support the IPN terminals, accounted for approximately $366,000 in 1996 and $159,000 in the 1995 period. The balance of the increases in the 1996 period was due to additional personnel and professional costs required to support the Company's rapid growth.

         Depreciation and Amortization. Depreciation and amortization was $467,624 and $87,395 in the 1996 and 1995 periods, respectively. The increase was due to the increased installed base of IPN terminals, as well as computer equipment, office equipment and field service vehicle additions.

         Interest Expense. Interest expense was $4,263,049 and $58,257 in the 1996 and 1995 periods, respectively. The increase was primarily attributable to the issuance of $142,000,000 of senior discount notes on August 2, 1996, as described below.

         Interest  and  Dividend  Income.   Interest  and  dividend  income  was
$1,249,130 and $6,979 in the 1996 and 1995 periods, respectively. The increases were due to increased cash balances from the Company's 1996 debt offering.

         Other Income (Expense), Net. Other income (expense), net was $(37,119) and $(43,231) in the 1996 and 1995 periods, respectively. The net expenses were primarily due to disposals of certain assets and state income tax expense in the 1996 quarter and expenses associated with exploring other opportunities for the Company's proprietary technology in the 1995 quarter.

Liquidity and Capital Resources

         From February 25, 1993, (Date of Inception) to December 31, 1996 the net cash used in operating activities was $15,747,630 as the Company generated minimal revenue yet incurred expenses related to the development of its IPN technology, test marketing the product and recruiting personnel. In addition, cash used in investing activities was $13,307,640, primarily related to expenditures for IPN equipment. The Company has funded its operations principally through equity contributed by its stockholders and through convertible debt, which on February 1, 1996 was converted into equity. From its inception through December 31, 1996, the Company's stockholders had contributed $27,651,071 of equity. Of the aforementioned amount, $1,971,130 was originally issued as debt and subsequently converted to equity. As of December 31, 1996, the Company had cash and cash equivalents of $88,306,387 and working capital of $86,370,238.

         The Company consummated a private offering of securities (the "Private Placement") on August 2, 1996 for which it received net proceeds of approximately $90.9 million. The Private Placement consisted of 142,000 units (the "Units") of $142,000,000 principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. If the Company has not completed a Qualifying Initial Public Offering (as defined) by September 30, 1997, the Warrants that have not been exercised will entitle the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. For a further description of the Notes and Warrants, see Notes 1, 7 and 8 to the September 28, 1996 and September 30, 1995 Consolidated Financial Statements filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

         In January 1997, the company consummated an exchange offer (the "Exchange Offer"), whereby the holders of the Notes issued in the Private Placement exchanged such Notes for new Notes (the "Exchange Notes") that were registered under the Securities Act of 1933, as amended. The Exchange Notes do not bear legends restricting the transfer thereof.

         The Company will continue to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred with the increased commercialization of its IPN during 1997. As of February 13, 1997 the Company had contracts and letters of intent to install and operate the IPN approximately 3,000 stores, of which 467 stores were installed and operating. Installation costs associated with the stores to be installed during calendar year 1997, as well as other capital investments in technology relating to the operation of the IPN, are estimated to be approximately $50 million. The Company also plans to offer product promotion for which it will bear the full cost of each redemption without reimbursement from Manufacturers of approximately $10 million during calendar year 1997. The Company believes that the proceeds from the Private Placement will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements through calendar 1997. However, the Company may seek to raise additional funds prior to the end of 1997 in order to maintain the planned pace of IPN installations in 1998.

         See  "Item  5.  Other   Information"   for  a  description  of  certain
information that should be read in conjunction with the foregoing discussion and analysis.

                                     PART II
Item 5.           Other Information

     On February 13, 1997, the Registrant determined to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. This Form 10-Q covers the transition period from September 29, 1996 to December 31, 1996.

     This Form 10-Q should be read in conjunction with the Registrant's Form 10-K for the fiscal year ended September 28, 1996 (the "Form 10-K"). Except for the historical information presented, the matters disclosed in this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation, the following: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the IPN, the lengthy sales cycle in marketing the IPN to Manufacturers and the uncertainty of market acceptance for the IPN, (iii) the pressure that rapid growth places on the Company's managerial, operational and financial resources, the uncertainty as to whether the Company will be able to manage its growth effectively, the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience with the accelerated installation of the IPN, (iv) risks related to the Company's substantial leverage and debt service obligations, (v) the effective subordination of the Exchange Notes to the obligations of its subsidiaries, (vi) the consequences of the Company's possible need for additional financing, (vii) the lack of product diversification and the Company's dependence on the consumer products advertising and promotional business and its expenditures, (viii) the Company's dependence on third parties such as Coleman Resources, the manufacturer of IPNs,
(ix) the intensely competitive nature of the consumer product and promotional industry and the greater resources of most of the Company's competitors, (x) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (xi) the possible inability of new management to perform their respective roles and the possible inability of the Company to attract and retain needed managerial and technical employees and (xii) the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" of the Form 10-K for a more specific description of these risks.

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INTERoACT SYSTEMS INCORPORATED

Date: February 14, 1997
                                     By:
                                        --------------------------------------
                                        Stephen R. Leeolou, Chief Executive
                                        Officer



Date: February 14, 1997              By:
                                        --------------------------------------
                                        Richard A. Vinchesi, Vice President
                                        and Chief Financial Officer

INDEX TO EXHIBITS

         The following exhibits are filed as part of this report:

Exhibit No.   Description


*4(a)    Articles of  Incorporation  of the  Registrant,  as  amended,  filed as
         Exhibit 3(a) to the Registrant's Registration Statement of Form S-4 (Registration 333-12091)

*4(b)    Bylaws of the  Registrant,  as  amended,  filed as Exhibit  3(b) to the
         Registrant's   Registration   Statement   of  Form  S-4   (Registration
         333-12091)

*4(c)    Specimen Certificate of the Registrant's Common Stock, filed as Exhibit
         4(a)  to  the   Registrant's   Registration   Statement   of  Form  S-4
         (Registration 333-12091)

*4(d) Indenture, dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit 4(b) to the
         Registrant's   Registration   Statement   of  Form  S-4   (Registration
         333-12091)

27       Financial Data Schedule



-------------------
*Incorporated by reference to the statement or report indicated.