Form 10-Q
period 1997-03-31
INTER ACT SYSTEMS INC
filed 1997-05-15
CIK 935086

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                                       OR
(  )       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number     333-12091

                         INTEROACT SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)


            NORTH CAROLINA                                            56-1817510
(State of other jurisdiction of incorporation or organization)    (I. R. S. Employer Identification No.)


                14 WESTPORT AVENUE
               NORWALK, CONNECTICUT                     06851
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

     Yes     X       No ______


The number of shares of the registrant's common stock outstanding on May 9, 1997 was 7,668,555.

                         INTEROACT SYSTEMS, INCORPORATED
                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets -                                                      I-1
              and March 31, 1997 and December 31, 1996

              Consolidated Statements of Operations -                                            I-2
              Three months ended
              March 31, 1997 and March 30, 1996 and for the period from February
              25, 1993 (Date of Inception) to March 31, 1997

              Consolidated Statements of Cash Flows -                                            I-3
              Three months ended
              March 31, 1997 and March 30, 1996 and for the period from February
              25, 1993 (Date of Inception) to March 31, 1997

              Notes to Financial Statements                                                      I-5

     Item 2. Management's Discussion and Analysis of Financial Condition                         I-6
               and Results of Operations

PART II.  OTHER INFORMATION

     Item 5. Other Information                                                                  II-9


SIGNATURES                                                                                      II-10

                         INTEROACT SYSTEMS, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


PART I
ITEM 1.           FINANCIAL STATEMENTS


                                                                       MARCH 31,           DECEMBER 31,
                                                                         1997                  1996
                                                                   ------------------    ------------------
                                                                      (UNAUDITED)           (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $82,902,612           $88,306,387
   Accounts Receivable, net of allowance for doubtful
    accounts of $10,000                                                      544,807               616,686
   Prepaid expenses and other                                                931,665             1,007,040
                                                                   ------------------    ------------------
      Total current assets                                                84,379,084            89,930,113
                                                                   ------------------    ------------------

PROPERTY AND EQUIPMENT, net                                               17,622,146            12,104,965
                                                                   ------------------    ------------------
OTHER ASSETS:
    Bond issuance costs, net of accumulated amortization
     of $274,918 and $169,216, respectively                                3,614,170             3,719,872
    Deposits                                                                  21,834                37,117
    Organization costs, net of accumulated amortization of
      $32,088 and $30,123, respectively                                        7,202                 9,167
    Patents, licenses and trademarks, net of accumulated
      amortization of $41,841 and $33,630, respectively                      420,106               227,204
    Other intangibles, net of accumulated amortization of
     $10,043 and $9,411, respectively                                         24,470                25,102
    Investment in unconsolidated affiliate                                   301,466                     -
                                                                   ------------------    ------------------

              Total other assets                                           4,389,248             4,018,462
                                                                   ------------------    ------------------
                Total assets                                            $106,390,478          $106,053,540
                                                                   ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current portion of long-term debt                                       $129,222               $96,835
    Accounts payable                                                       3,336,550             1,242,830
    Accrued expenses                                                       3,432,382             1,691,180
    Deferred revenue                                                         904,622               479,030
    Note Payable                                                                   -                50,000
                                                                   ------------------    ------------------
              Total current liabilities                                    7,802,776             3,559,875
                                                                   ------------------    ------------------

NOTES PAYABLE TO STOCKHOLDERS                                                236,500               236,500
                                                                   ------------------    ------------------
LONG-TERM DEBT, NET OF DISCOUNT                                           81,153,144            77,095,064
                                                                   ------------------    ------------------
OTHER LONG TERM LIABILITIES                                                   50,504                55,004
                                                                   ------------------    ------------------
              Total liabilities                                           89,242,924            80,946,443
                                                                   ------------------    ------------------

COMMON STOCK PURCHASE WARRANTS                                            24,463,760            24,463,760
                                                                   ------------------    ------------------

Stockholders' Equity (Deficit)
    Common stock, no par value; 20,000,000 shares
      authorized; 7,668,555 shares issued and outstanding                 27,651,071            27,651,071
    Additional paid-in capital                                               768,000               768,000
    Deferred compensation                                                  (684,800)             (723,200)
    Deficit accumulated during development stage                        (35,050,477)          (27,052,534)
                                                                   ------------------    ------------------
              Total stockholders' equity (deficit)                       (7,316,206)               643,337
                                                                   ------------------    ------------------

              Total liabilities and stockholders' equity (deficit)     $106,390,478           $106,053,540
                                                                   ==================    ==================

                         INTEROACT SYSTEMS, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               FOR THE                  FOR THE             FOR THE PERIOD FROM
                                         THREE-MONTH PERIOD        THREE-MONTH PERIOD        FEBRUARY 25, 1993
                                                ENDED                    ENDED              (DATE OF INCEPTION)
                                           MARCH 31, 1997           MARCH 30, 1996          TO MARCH 31, 1997
                                            ---------------        ---------------       - -----------------
                                             (UNAUDITED)              (UNAUDITED)               (UNAUDITED)

Gross Sales                                          $303,715                   $66,810               $1,476,417
Less:  Retailer reimbursements                      (186,019)                  (36,015)                (861,012)
                                       -----------------------  ------------------------  -----------------------
           Net sales                                  117,696                    30,795                  615,405

Direct operating expenses                         (1,074,801)                 (213,232)              (6,093,060)
                                       -----------------------  ------------------------  -----------------------

Gross deficit                                       (957,105)                 (182,437)              (5,477,655)

Selling, general and
administrative expenses                           (3,414,347)               (1,344,396)             (19,392,813)

Depreciation and amortization                       (630,800)                 (119,000)              (2,149,422)
                                       -----------------------  ------------------------  -----------------------

Loss from operations                              (5,002,252)               (1,645,833)             (27,019,890)
Interest expense                                  (4,117,315)                  (39,395)             (11,398,857)
Interest and dividend income                        1,124,842                    39,479                3,426,327
Other income (expense), net                           (3,218)                     2,219                 (58,057)
                                       -----------------------  ------------------------  -----------------------

     Net loss                                    $(7,997,943)              $(1,643,530)            $(35,050,477)
                                       =======================  ========================  =======================

PER SHARE INFORMATION:

    Net loss per share                                $(1.04)                   $(0.32)
                                       =======================  ========================

    Weighted average common shares
      outstanding                                   7,668,555                 5,157,901
                                       =======================  ========================


                         INTEROACT SYSTEMS, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    FOR THE                  FOR THE           FOR THE PERIOD FROM
                                              THREE-MONTH PERIOD        THREE-MONTH PERIOD       FEBRUARY 25, 1993
                                                     ENDED                    ENDED             (DATE OF INCEPTION)
                                                MARCH 31, 1997           MARCH 30, 1996          TO MARCH 31, 1997
                                            -----------------------  ------------------------ -----------------------
                                                  (UNAUDITED)              (UNAUDITED)              (UNAUDITED)

Cash Flows From Operating Activities
    Net loss                                           (7,997,943)               (1,643,530)            (35,050,477)
    Adjustments to reconcile net loss
      to net cash used in operating activities
    Issuance of convertible note payable
      to related party in payment of royalties                   -                         -                 375,000
    Non-cash interest on discounted bonds                4,100,942                         -              10,943,838
    Amortization of deferred compensation                   38,400                         -                  83,200
    Depreciation and amortization                          630,800                   119,000               2,149,422
    Loss on asset disposal                                       -                    11,155                  84,731
    Issuance of note payable to settle
      litigation                                                 -                         -                  50,000
    Acquired research and development expenses                   -                         -                 611,471
    Expiration of acquired prepaid expenses                      -                         -                  30,000
    Stock issued in payment of investment
      service fees                                               -                         -                  32,582
    (Increase) decrease in accounts receivable
      and accrued interest receivable                       71,879                 (105,231)               (544,808)
    (Increase) decrease in prepaid expenses
      and other                                             88,642                  (76,245)               (858,536)
    (Increase) decrease in other assets                      2,023                  (81,020)               (302,007)
    Increase in accounts payable                         2,093,720                   394,446               3,336,551
    Increase in accrued expenses                         1,741,200                   247,767               3,547,033
    Increase (decrease) in deferred revenue                425,593                  (60,345)                 904,622
    Increase (decrease) in other long-term
      liabilities                                           (4,500)                                            50,504
                                            -----------------------  ------------------------ -----------------------
      Net cash provided by (used in)
       operating activities                              1,190,756               (1,194,003)             (14,556,874)
Cash Flows From Investing Activities
    Organization costs incurred                                  -                                          (39,290)
    Patents and licensing agreements                             -                                          (18,700)
    Patent litigation costs                              (201,112)                         -               (201,112)
    Purchases of property and equipment                (5,062,081)                 (115,303)             (6,885,716)
    Increase (decrease) in product
      equipment in process of manufacturing               117,766                  (638,307)             (2,656,544)
    Cost of manufacturing product and test
      equipment                                        (1,061,448)                 (784,850)             (9,770,061)
    Proceeds from sale of property and
      equipment                                                  -                         -                  56,908
    Investment in unconsolidated affiliate               (301,466)                         -               (301,466)
                                              ---------------------  ------------------------ -----------------------
      Net cash used in investing activities            (6,508,341)               (1,538,460)            (19,815,981)


                         INTEROACT SYSTEMS, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   FOR THE                  FOR THE            FOR THE PERIOD FROM
                                              THREE-MONTH PERIOD       THREE-MONTH PERIOD       FEBRUARY 25, 1993
                                                    ENDED                    ENDED             (DATE OF INCEPTION)
                                                MARCH 31, 1997           MARCH 30, 1996         TO MARCH 31, 1997
                                                --------------           --------------         -----------------
                                                 (UNAUDITED)              (UNAUDITED)              (UNAUDITED)

Cash Flows From Financing Activities:
    Repayment of convertible notes not
      converted to equity                                        -                     (35)                     (35)
    Proceeds from private placement                              -                        -               94,655,780
    Payment of bond issuance costs                               -                        -              (3,889,088)
    Payment of notes payable to
      related party                                              -                (275,000)                (375,000)
    Payment of notes payable                              (50,000)                        -                 (54,575)
    Proceeds from repayment of notes
      receivable from stockholders                               -                        -                   70,474
    Proceeds from notes payable to
      related party                                              -                        -                  375,000
    Proceeds from notes payable to
      stockholders                                               -                        -                1,060,474
    Repayment of long-term debt                           (36,190)                        -                 (87,436)
    Payment of assumed liabilities                               -                        -                 (40,000)
    Repayment of convertible notes
      payable to related parties                                 -                (109,250)                (138,500)
    Proceeds from common stock
      issuance, net of forfeitures                               -               12,178,438               24,717,287
    Repayment of notes payable to
      stockholders                                               -                        -                 (70,474)
    Repayment of accounts receivable
      from stockholders                                          -                        -                1,051,560
                                            -----------------------  -----------------------  -----------------------
        Net cash provided by (used in)
          financing activities                             (86,190)               11,794,153              117,275,467

Net Increase (Decrease) in Cash and
  Cash Equivalents                                      (5,403,775)                9,061,690               82,902,612

Cash and Cash Equivalents at Beginning
  of Year                                                88,306,387                   76,085                        -
                                            -----------------------  -----------------------  -----------------------

Cash and Cash Equivalents at End of
  Period                                                $82,902,612               $9,137,775              $82,902,612
                                            =======================  =======================  =======================

Supplemental Disclosure of Non-Cash
  Activities:
    Conversion of debt to common stock                           -                1,599,965               $1,599,965
                                            =======================  =======================  =======================
    Conversion of accrued interest to
    common stock                                                 -                   67,958                  $67,958
                                            =======================  =======================  =======================
    Conversion of notes payable to
    stockholders and related accrued
    interest to common stock                                     -                        -                 $417,824
                                            =======================  =======================  =======================
    Issuance of common stock in
     payment of consulting fees                                  -                        -                  $55,000
                                            =======================  =======================  =======================
    Deferred compensation related to
    stock options granted                                        -                        -                 $768,000
                                            =======================  =======================  =======================
    Capital leased obligations incurred                   $131,417                        -                 $508,864
                                            =======================  =======================  =======================


Notes to the Financial Statements

         1. In the opinion of the management of InteroAct Systems, Incorporated (the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and March 30, 1996. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 28, 1996 and included in the Company's Annual Report on Form 10-K.

         2. In January 1997, the Company entered into an agreement with a third party whereby the Company sub-licensed certain patented technology for a 20% unit interest in Delcar Digital, L.L.C., a New York Limited Liability Company. The investment is accounted for using the equity method of accounting. As of March 31, 1997, the aggregated investment costs totaled $301,466. The results of operations of this entity during the quarter ended March 31, 1997 were not material.

         3. On April 30, 1997, the Company's Board of Directors' approved the 1997 Long-Term Incentive Plan pursuant to which stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, unrestricted stock, restricted stock and performance shares may be issued to key employees, consultants, and directors of the Company. The aggregate number of shares of the Company's common stock available for issuance under the plan is 500,000 shares, subject to adjustment on the occurrence of certain events affecting the Company's capitalization. As of May 8, 1997, options to purchase a total of 371,900 shares of common stock have been granted under the 1997 Long-Term Incentive Plan. Vesting of such options is subject to shareholder approval of the plan.

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

         The Company had an accumulated deficit as of March 31, 1997 of $35,050,477 with net losses of $11,558,890 and $4,525,722 for the years ended September 28, 1996 and September 30, 1995, respectively and net losses of $7,997,943 and $1,643,530 for the three months ended March 31, 1997 and March 30, 1996, respectively. Comparisons of operating results for the quarters ended March 31, 1997 and March 30,1996 can be misleading given that the Company's principal activities during the period from inception (February 25, 1993) through March 30, 1996 were related to the development, testing and initial installation of the InteroAct Promotion Network ("IPN") and were limited by the Company's relatively small capital base. The average number of stores in commercial test during the quarter ended March 30, 1996 was 60. During 1996, the Company raised in excess of $125 million in the form of common stock and senior discount notes with common stock purchase warrants and embarked upon a larger-scale installation of the IPN. As of March 31, 1997, the Company had 1,001 terminals installed in 570 stores across four grocery chains and approximately 2,600 additional stores under contract or letter of intent, compared to 158 terminals in 84 stores across two chains and approximately 300 additional stores under contract as of March 30, 1996.


RECENT DEVELOPMENTS


As of May 9, 1997, the Company has its proprietary IPN installed and operating in 678 stores and the number of grocery stores under contract or letter of intent to deploy the IPN has increased to over 3,200 with the recent signing of a letter of intent with Vons, a Safeway-owned chain comprised of 330 supermarkets in California. In the past 90 days InteroAct has received contractual commitments to promote new products on its IPN from major consumer products manufacturers including Procter and Gamble, Heinz, Kimberly Clark and McNeil Labs. In addition, other manufacturers currently promoting products on the IPN include, among others, Lever Brothers, James River, Dial, Keebler, Pepsi, CPC/Best Foods, Disney Publications, Georgia-Pacific and ConAgra.

The Company has made several recent management changes. Thomas Manna has been hired as Vice President of National Sales to lead a nationwide expansion of the Company's U.S. brand sales efforts. Mr. Manna is a 18-year veteran of the packaged goods industry spending his last 10 years as Senior Vice President of Sales and Client Services for Catalina Marketing Corporation, a leading in-store electronic promotion company. The Company has also promoted Richard Vinchesi from Vice President and Chief Financial Officer to Senior Vice President, Chief Financial Officer and Chief Operating Officer. The position of Senior Vice President of Sales and Marketing, formerly held by Timothy Simmons, has been eliminated. The Company is actively searching for a Vice President of Marketing.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 30, 1996

         REVENUE. Revenue was $117,696 and $30,795 in the 1997 and 1996 periods, respectively. The increase was primarily attributable to the addition of IPN terminals installed in stores. As of March 31, 1997 and March 30, 1996, 570 and 84 stores contained IPN terminals, respectively. Revenue did not increase proportionately with the increase in installed stores. The number of Manufacturers promoting on the IPN for at least one week during the 1997 and 1996 periods increased to 23 from 19, respectively, while total brand offerings promoted increased to 75 from 66. The total redemptions increased to 2,690,488 in the 1997 period from 287,953 in the 1996 period as a result of an increased number of stores with IPN terminals installed. Average total redemptions/day/store increased to 66 from 53 in the 1997 and 1996 periods, respectively, while average paid redemptions/day/store decreased to 8 from 14. This was principally a result of IPN terminals in the 1997 period being supported through a higher number of non-paid incentives than were promoted in the 1996 period. Average redemptions in new stores are lower than existing stores until the consumer has been familiarized with the IPN.

         DIRECT OPERATING EXPENSES. Direct operating expenses were $1,074,801 and $213,232 in the 1997 and 1996 periods, respectively. The increase was primarily due to (i) increased employee headcount to support continued store roll-out and maintain quality operations at current stores ($367,345), (ii) increased usage of in-store demonstrators to familiarize shopper's with the IPN ($189,869) and (iii) increased supplies and other expenses related to IPN usage ($304,355).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,414,347 and $1,344,396 in the 1997 and 1996 periods, respectively. Selling and marketing expenses increased by $1,254,150, primarily attributable to (i) marketing costs associated with selective brand promotions sponsored by the Company increasing from $137,249 in 1996 to $1,023,520 in 1997 and (ii) the hiring of additional marketing and sales force personnel. General and administrative expenses were $1,774,469 and $958,669 in the 1997 and 1996 periods, respectively. Research and development, primarily the development of hardware and software to support the IPN terminals, increased by approximately $119,000 in the 1997 period. The balance of the increase in the 1997 period was primarily due to additional personnel and associated expenses required to support the Company's growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $630,800 and $119,000 in the 1997 and 1996 periods, respectively. The increase was due to the increased installed base of IPN terminals, as well as computer equipment, office equipment and field service vehicle additions.

         INTEREST EXPENSE. Interest expense was $4,117,315 and $39,395 in the 1997 and 1996 periods, respectively. The increase was primarily attributable to the issuance of $142,000,000 of senior discount notes on August 2, 1996, as described below.

         INTEREST AND DIVIDEND INCOME. Interest and dividend income was $1,124,842 and $39,479 in the 1997 and 1996 periods, respectively. The increases were due to increased cash balances from the Company's 1996 debt offering.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net was ($3,218) and $2,219 in the 1997 and 1996 periods, respectively. The net expenses in the 1997 period were state income tax expenses. The other income, net, in the 1996 period was primarily a loss on disposal of certain assets of $11,154 offset by income associated with exploring other opportunities for the Company's proprietary technology of $13,373.

Liquidity and Capital Resources

         From February 25, 1993, (Date of Inception) to March 31, 1997 the net cash used in operating activities was $14,556,874 as the Company generated minimal revenue yet incurred expenses related to the development of its IPN technology, test marketing the product and recruiting personnel. In addition, cash used in investing activities was $19,815,981, primarily related to expenditures for IPN equipment. The Company has funded its operations principally through equity contributed by its stockholders and through convertible debt, which was converted into equity on February 1, 1996. From its inception through March 31, 1997, the Company's stockholders had contributed $27,651,071 of equity. Of the aforementioned amount, $1,971,130 was originally issued as debt and subsequently converted to equity. As of March 31, 1997, the Company had cash and cash equivalents of $82,902,612 and working capital of $76,576,308.

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

         The Company will continue to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred with the increased commercialization of its IPN during 1997. As of May 9, 1997, the Company had contracts and letters of intent to install and operate the IPN in approximately 3,200 stores, of which 678 stores were installed and operating. Installation costs associated with the stores to be installed during calendar year 1997, as well as other capital investments in technology relating to the operation of the IPN, are estimated to be approximately $38 million. The Company also plans to offer product promotion for which it will bear the full cost of each redemption without reimbursement from Manufacturers of approximately $7.5 million during calendar year 1997. The Company believes that the proceeds from the Private Placement will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements through calendar 1997. However, the Company may seek to raise additional funds prior to the end of 1997 in order to maintain the planned pace of IPN installations in 1998.

         See "Item 5. Other Information" for a description of certain information that should be read in conjunction with the foregoing discussion and analysis.

                                     PART II
ITEM 5.           OTHER INFORMATION

     This Form 10-Q should be read in conjunction with the Registrant's Form 10-K for the fiscal year ended September 28, 1996 (the "Form 10-K"). Except for the historical information presented, the matters disclosed in this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation, the following: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the IPN, the lengthy sales cycle in marketing the IPN to Manufacturers and the uncertainty of market acceptance for the IPN, (iii) the pressure that rapid growth places on the Company's managerial, operational and financial resources, the uncertainty as to whether the Company will be able to manage its growth effectively, the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience with the accelerated installation of the IPN, (iv) risks related to the Company's substantial leverage and debt service obligations, (v) the effective subordination of the Notes to the obligations of its subsidiaries, (vi) the consequences of the Company's possible need for additional financing, (vii) the lack of product diversification and the Company's dependence on the consumer products advertising and promotional business and its expenditures, (viii) the Company's dependence on third parties such as Coleman Resources, the manufacturer of IPNs,
(ix) the intensely competitive nature of the consumer product and promotional industry and the greater resources of most of the Company's competitors, (x) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (xi) the possible inability of new management to perform their respective roles and the possible inability of the Company to attract and retain needed managerial and technical employees and (xii) the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" of the Form 10-K for a more specific description of these risks.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERoACT SYSTEMS INCORPORATED

Date: May 9, 1997
                                 By:
                                 Stephen R. Leeolou, Chief Executive
                                 Officer

Date: May 9, 1997
                                 By:
                                 Richard A. Vinchesi, Sr. Vice President,
                                 Chief Financial Officer/Chief Operating Officer

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

10                    1997 Long-Term Incentive Plan

27                    Financial Data Schedule

--------------------------------------------------
*Incorporated by reference to the statement or report indicated.