Form 10-Q
period 1997-06-30
INTER ACT SYSTEMS INC
filed 1997-08-14
CIK 935086

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                                       OR
 [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number     333-12091

                        INTERACT SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                                56-1817510
(State or other jurisdiction                  (I. R. S. Employer
of incorporation or organization)             Identification No.)


            14 WESTPORT AVENUE
         NORWALK, CONNECTICUT                       06851
  (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code (203) 750-0300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X       No_____


                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1997 the registrant had 7,668,555 shares of common stock outstanding.

                                      INDEX


                                                                                                Page
                                                                                            ---------


Part I - Financial Information



Item 1.  Financial Statements (unaudited)
           Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.................................. 1
           Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1997 and June 29, 1996 and for the period from
                February 25, 1993 (Date of Inception) to June 30, 1997........................................ 2
           Consolidated Statements of Cash Flows for the six-month periods ended
                June 30, 1997 and June 29, 1996 and for the period from February 25, 1993
                (Date of Inception) to June 30, 1997.........................................................  3
           Notes to Consolidated Financial Statements........................................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............  5

Part II - Other Information

Item 1.  Legal Proceedings.................................................................................  10

Item 4.  Submission of Matters to a Vote of Security Holders................................................ 10

Item 6.  Exhibits and Reports on Form 8-K....................................................................11

Signatures.................................................................................................. 12

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                         INTERACT SYSTEMS, INCORPORATED
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                        June 30,      December 31,
                                                                           1997          1996
                                                                  -----------------   ------------
                                                                       (Unaudited)    Unaudited)

                                     ASSETS
Current assets:
      Cash and cash equivalents.......................................   $  72,380    $  88,306
      Receivables, net of allowance for doubtful accounts of $10 and
           $4 at June 30, 1997 and December 31, 1996, respectively ...       1,182          617
      Other current assets ...........................................       1,181        1,008
                                                                         ---------    ---------
           Total current assets ......................................      74,743       89,931
Property, plant and equipment, net ...................................      21,268       12,105
Bond issuance costs, net of accumulated amortization of $384 and
      $169 at June 30, 1997 and December 31, 1996, respectively ......       3,551        3,720
Patents, licenses and trademarks, net of accumulated amortization of
      $79 and $34 at June 30, 1997 and December 31, 1996, respectively         838          227
Other noncurrent assets ..............................................          68           71
                                                                         ---------    ---------
           Total assets ..............................................   $ 100,468    $ 106,054
                                                                         =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Short-term debt and current portion of long-term debt ..........   $    --      $      97
      Accounts payable ...............................................       2,634        1,243
      Accrued expenses ...............................................       2,881        1,741
      Deferred revenue ...............................................       1,581          479
                                                                         ---------    ---------
           Total current liabilities .................................       7,096        3,560
Long-term debt, net of discount ......................................      85,146       77,095
Other noncurrent liabilities .........................................         283          292
                                                                         ---------    ---------
           Total liabilities .........................................      92,525       80,947
                                                                         ---------    ---------
Common stock purchase warrants .......................................      24,464       24,464
                                                                         ---------    ---------
Stockholders' equity (deficit):
      Preferred stock, no par value, authorized 5,000,000 shares; none
           outstanding ...............................................        --           --
      Common stock, no par value, authorized 20,000,000 shares;
           7,668,555 shares issued and outstanding ...................      27,651       27,651
      Additional paid-in capital .....................................         768          768
      Deferred compensation ..........................................        (646)        (723)
      Deficit accumulated during development stage ...................     (44,294)     (27,053
                                                                         ---------    ---------
           Total stockholders' equity (deficit).......................     (16,521)         643
                                                                         ---------    ---------
           Total liabilites and stockholders' equity (deficit) .......   $ 100,468    $ 106,054
                                                                         =========    =========



                 See Notes to Consolidated Financial Statements
                                        1

                         INTERACT SYSTEMS, INCORPORATED
                          (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                                             For the
                                               Three Months Ended     Six Months Ended     Period from
                                            ---------------------- --------------------    February 25, 1993
                                             June 30,    June 29,   June 30,    June 29,   (Date of Inception)
                                              1997        1996       1997         1996      to June 30, 1997
                                           ----------   ---------  ---------  ---------- ---------------
                                         (Unaudited)    (Unaudited) (Unaudited) (Unaudited) (Unaudited)


Gross sales .............................   $    464    $     87    $    768    $    154    $  1,941
      Less:  Retailer reimbursements ....       (267)        (46)       (453)        (82)     (1,128)
                                            --------    --------    --------    --------    --------
              Net sales .................        197          41         315          72         813
                                            --------    --------    --------    --------    --------
Operating expenses:
      Direct costs ......................      1,471         591       2,546         804       7,564
      Selling, general and administrative
         expenses .......................      3,666       1,450       7,084       2,793      23,118
      Depreciation and amortization of
         intangibles ....................        896         228       1,527         347       3,045
                                            --------    --------    --------    --------    --------
          Total operating expenses ......      6,033       2,269      11,157       3,944      33,727
                                            --------    --------    --------    --------    --------
Operating loss ..........................     (5,836)     (2,228)    (10,842)     (3,872)    (32,914)
                                            --------    --------    --------    --------    --------
Other income (expense)
      Interest income ...................      1,071         134       2,196         174       4,497
      Interest expense ..................     (4,421)        (14)     (8,539)        (53)    (15,820)
      Other expense .....................        (57)       --           (57)       --           (57)
                                            --------    --------    --------    --------    --------
          Total other income (expense) ..     (3,407)        120      (6,400)        121     (11,380)
                                            --------    --------    --------    --------    --------

Net loss ................................   $ (9,243)   $ (2,108)   $(17,242)   $ (3,751)   $(44,294)
                                            ========    ========    ========    ========    ========

Loss per common share ...................   $  (1.21)   $  (0.29)   $  (2.25)   $   (0.61)
                                             ========    ========    ========    ========
Weighted average number of common shares
      outstanding .......................      7,669       7,222       7,669       6,179
                                             ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements
                                       2

                         INTERACT SYSTEMS, INCORPORATED
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                               For the
                                                                   Six Months Ended           Period from
                                                              --------------------------    February 25, 1993
                                                               June 30,       June 29,     (Date of Inception)
                                                                 1997           1996       to June 30, 1997
                                                             -------------   ---------      ------------------
                                                              (Unaudited)     (Unaudited)     (Unaudited)

Cash flows from operating activities:
      Net loss ..............................................   $ (17,242)   $  (3,751)   $ (44,294)
      Items not affecting cash:
           Depreciation and amortization of intangible assets       1,527          347        3,045
           Loss on disposal of assets .......................         116           11          201
           Non-cash interest on discounted bonds ............       8,495         --         15,338
           Acquired research and development expenses .......        --           --            611
           Other items, net .................................           9         (148)         296
      Changes in working capital:
           Receivables ......................................        (565)          47       (1,182)
           Accounts payable and accrued expenses ............       2,249        1,807        5,253
           Other current assets .............................          97         (213)        (850)
           Deferred revenues ................................       1,102         --          1,581
                                                                  ---------    ---------    ---------
                Net cash used in operating activities .......      (4,212)      (1,900)     (20,001)
                                                                   ---------    ---------    ---------
      Cash flows from investing activities:
           Expenditures for property, plant and equipment ...     (10,756)      (6,706)     (24,061)
           Proceeds from disposal of assets .................        --           --             57
           Patent acquisition costs .........................        (657)         (62)        (676)
           Other investments ................................        (301)        --           (340)
                                                                  ---------    ---------    ---------
                Net cash used in investing activities .......     (11,714)      (6,768)     (25,020)
                                                                 ---------    ---------    ---------
      Cash flows from financing activities:
           Net proceeds from issuance of 14% Senior Notes ...        --           --         90,767
           Long-term debt repayments ........................        --           --            (51)
           Proceeds from common stock issuance, net .........        --         16,335       24,717
           Net amount due to stockholders ...................        --             67        2,112
           Net amount due from related parties ..............        --           (394)        (144)
                                                                 ---------    ---------    ---------
                Net cash provided by financing activities ...        --         16,008      117,401
                                                                 ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents ........     (15,926)       7,340       72,380
Cash and cash equivalents at beginning of period ............      88,306           76         --
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of period ..................   $  72,380    $   7,416    $  72,380
                                                                 =========    =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest ..............................................   $      44    $      53    $     482
                                                                 =========    =========   =========
Supplemental disclosures of non-cash financing activities:
      Conversion of debt to common stock ....................                $   1,600    $   1,600
                                                                              =========    =========
      Conversion of accrued interest to common stock ........                $      68    $      68
                                                                             =========    =========
      Conversion of amounts due to stockholders and
           related parties to common stock ..................                $     418    $     418
                                                                             =========    =========
      Issuance of common stock in payment of consulting fees                 $      55    $      55
                                                                              =========    =========
      Deferred compensation related to stock options granted                 $    --      $     768
                                                                              =========    =========


                 See Notes to Consolidated Financial Statements
                                        3

                         INTERACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                           JUNE 29, 1996 (UNAUDITED)


1.    BUSINESS DESCRIPTION

         InterAct Systems, Incorporated ("InterAct") develops, owns and operates proprietary electronic marketing systems that are designed to give consumer products manufacturers (the "Manufacturers") and retailers the ability to influence the purchasing behavior of consumers moments before shopping begins and to track and analyze individual consumer purchasing behavior on an ongoing basis. The Company's current commercial product offering utilizes interactive "touch-screen" terminals inside the entrance of retail supermarkets that issue individually targeted, and immediately usable, coupons and other promotional incentives based on each consumer's cumulative purchasing history. As of June 30, 1997, the Company had 1,528 terminals installed in 880 stores across six grocery chains compared to 515 terminals in 278 stores across two chains as of June 29, 1996.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and June 29, 1996 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results for an entire year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996.
         On February 13, 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. The interim periods in 1996 ended on the last Saturday of the month, which, in the case of June, ended on June 29, 1996.
         Certain prior year amounts have been reclassified to conform with the current year presentation.
         Net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.

3.    LITIGATION


         In February 1996, the Company filed suit against Catalina Marketing Corporation alleging that Catalina has infringed United States Letters Patent No. 4,554,446 ( the "`446 Patent") under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the `446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the `446 Patent. In May 1997, Catalina asserted a second counterclaim alleging that the Company is infringing a newly issued Catalina Patent U.S. Patent No. 5,612,868. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of U.S. Patent No. 5,612,868. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other period.

         Comparisons of operating results for the three-month and six-month periods ended June 30, 1997 and June 29, 1996 can be misleading given that the Company's principle activities during the period from inception (February 25, 1993) through June 29, 1996 were related to the development, testing and initial installation of the INTERACT LOYALTY NETWORK ("ILN") and were limited by the Company's relatively small capital base.

         In the second quarter of 1997, the Company changed the reference to its proprietary interactive multimedia system from INTERACT PROMOTION NETWORK ("IPN") to INTERACT LOYALTY NETWORK ("ILN") in order to more closely align the marketing of InterAct's products and services to the supermarket industry, whose participants are increasingly pursuing frequent shopper or "loyalty" card programs, as well as to consumer products manufacturers, who typically seek to win new customer loyalty. INTERACT LOYALTY NETWORK is a service mark of InterAct Systems, Incorporated and an application for federal registration of the mark is pending. Applications for INTERACT PROMOTION NETWORK and COUPON CENTRAL are also pending.

RESULTS OF OPERATIONS

         The following table provides information concerning the Company's store installations as of June 30, 1997 and June 29, 1996 and redemption volumes and Manufacturer/brand information for the six-month periods ended June 30, 1997 and June 29, 1996, respectively.

                                                    JUNE 30, 1997  JUNE 29, 1996
                                                    -------------  -------------
Terminals installed.....................................    1,528         515
Stores installed........................................      880         278
Uninstalled stores under contract or letter of intent...    2,820         934

                                               SIX MONTHS ENDED
                                      JUNE 30, 1997     JUNE 29, 1996
                                      -------------     -------------
Total redemptions...................   5,000,900            707,000
Average redemptions/day/store......           48                 28
Paid redemptions/day/store.........            8                  7
Manufacturers promoting on ILN.....           31                 20
Brands promoting on ILN............           86                 70

SIX AND THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX AND THREE MONTHS
 ENDED JUNE 29, 1996

         The Company installed 527 terminals in 310 stores in the second quarter of 1997, bringing the total terminals and stores installed to 1,528 and 880, respectively, as of June 30, 1997. This represents a significant improvement over first quarter terminal and store installations of 378 and 235, respectively. Total stores installed or under contract or letter of intent increased by approximately 500 stores, to 3,700 stores, in the second quarter primarily reflecting the signing of a multi-year contract with Lucky Stores, Inc., a 400 store division of American Stores, Inc. Lucky Stores are located predominantly in major northern and southern California markets. Installation of ILN terminals is expected to begin later this year. Approximately 500 of the 2,820 uninstalled stores have older or less common point-of-sale systems that will require more time in development than the chains using more modern or market leading systems.

         Total redemptions for the six-month period ended June 30, 1997 increased seven-fold to over five million redemptions over the comparable period in 1996. Average redemptions/day/store increased to 48 from 28 for the period ended June 30, 1997 versus the comparable period in 1996. The increase was due to increased stores in the ILN network and increasing consumer acceptance and usage of the ILN terminals. Second quarter redemptions of 2.3 million fell slightly from first quarter total redemptions of 2.7 million, and average redemptions/day/store of 37 were lower than the first quarter's figure of 66. The Company attributes this decline primarily to a reduction of available incentives offered on the ILN terminals during the second quarter of 1997. The reduced number of incentives offered resulted from a management decision to reduce the number of "non-paid" promotions offered on the system in order to reallocate such promotion funds to coincide with retailer event promotions later in the year. Non-paid promotions represent consumer incentives and retailer handling fees paid for by InterAct as opposed to contracted Manufacturers, and are placed on the ILN in order to manage consumer usage levels. As the network grows and is more widely accepted by Manufacturers, the Company believes the need for non-paid promotions will diminish substantially. In response to the decline of second quarter 1997 redemptions versus first quarter 1997 redemptions, the Company has since increased the number of incentives offered on the ILN terminals, through non-paid incentives, and is closely monitoring the effect on total redemptions. The substantial increase in store installations in the second quarter also contributed to the decline in average redemptions/day/store. New stores tend to show lower redemption volumes due to initially low consumer familiarization with the ILN terminals as well as the lack of customer purchasing history upon which the ILN's targeted promotions are based.

         Net sales during the six-month period ended June 30, 1997, increased to $315,000 from $72,000 in the 1996 period, primarily as a result of the larger installed base of ILN terminals and the increase in the number of brand promotions on the ILN system in the 1997 period. Brand manufacturers promoting on the ILN system for at least one week during the 1997 and 1996 periods increased to 31 from 20, respectively, while total brand offerings promoted increased to 86 from 70. During the three-month period ended June 30, 1997, net sales increased to $197,000 from $41,000 in the same period in 1996. The Company's sales activity in 1996 was limited due to the smaller installed base of the ILN terminals. In the second quarter of 1997, the Company entered into a one-year contract with Brown & Williamson, a major manufacturer of tobacco products, to promote on the ILN from October 1997 through September 1998. The contract is expected to generate approximately $7.7 million in gross revenues. InterAct expects to earn between $1.2 million and $1.7 million of net revenue from this contract, depending on redemption volume. No assurance can be given that actual revenue will equal expected revenue.

         Operating loss for the six-month period ended June 30, 1997 was $10.8 million versus $3.9 million in the 1996 comparable period. The increased loss was primarily due to higher employee costs, non-paid promotions and depreciation expense. Higher employee costs of approximately $2.1 million represents an increase of 100 employees, from 54 employees at June 29, 1996 to 154 employees at June 30, 1997. Most of the increase in headcount represents additional sales and field service personnel to support the increase in number of terminals and stores. Non-paid promotion expense increased by $1.6 million in the 1997 six-month period, to $1.9 million from $300,000 in the comparable 1996 period. Depreciation expense increased by $1.2 million reflecting the addition of approximately 1,000 terminals installed in 600 stores from June 29, 1996 to June 30, 1997. Second quarter 1997 operating loss of $5.8 million was $3.6 million higher than in the second quarter 1996, primarily reflecting additional headcount and expenses associated with increased installations of stores, increased non-paid promotion expense of $700,000 and higher depreciation expense of $668,000.

         Net loss for the six month period ended June 30, 1997 increased by approximately $13.4 million from $3.8 million to $17.2 million primarily due to higher operating losses of $6.9 million and increased interest expense of $8.5 million offset by an increase in interest income of $2.0 million. Interest expense of $8.5 million during the first six months of 1997 reflects the interest expense on the issuance of $142 million of senior discount notes on August 2, 1996. (See "-Liquidity and Capital Resources"). Interest income of $2.2 million for the first half of 1997 reflects an increased cash balance during the first six months of 1997 versus the comparable period in 1996. Cash and cash equivalents at June 30, 1997 was $72.4 million as compared to $7.4 million at June 29, 1996. Net loss for the three-month period ended

June 30, 1997 was $9.2 million, an increase of $7.1 million compared to the same three-month period in 1996 due to increased operating losses and interest expense of $3.6 million and $4.4 million, respectively offset by increased interest income of $900,000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $4.2 million during the six months ended June 30, 1997. From February 25, 1993, (Date of Inception) to June 30, 1997 the net cash used in operating activities was $20.0 million as the Company generated minimal revenue yet incurred expenses related to the development of its ILN technology, test marketing the product and recruiting personnel. The Company has funded its operations through private sales of debt and equity securities. From its inception through June 30, 1997, the Company's stockholders had contributed $27.7 million of equity to the Company of which $2.0 million was originally issued as debt and subsequently converted to equity. The Company consummated a private offering of securities (the "Private Placement") on August 2, 1996 for which it received net proceeds of approximately $90.9 million. The Private Placement consisted of 142,000 units of $142 million principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. If the Company has not completed a Qualifying Initial Public Offering (as herein defined) by September 30, 1997, the Warrants that have not been exercised will entitle the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. As of August 13, 1997, the Company does not expect to complete such Qualifying Initial Public Offering by September 30, 1997.

         In January 1997, the Company consummated an exchange offer (the "Exchange Offer"), whereby the holders of the Notes issued in the Private Placement exchanged such Notes for new Notes (the "Exchange Notes") that were registered under the Securities Act of 1933, as amended. The Exchange Notes do not bear legends restricting the transfer thereof.

           Cash provided by financing activities was $117.4 million for the period from February 25, 1993 (Date of Inception) through June 30, 1997. No cash was provided by financing activities during the six-month period ended June 30, 1997. As of June 30, 1997, the Company had cash and cash equivalents of $72.4 million and working capital of $67.6 million as compared to cash and cash equivalents of $88.3 million and working capital of $86.4 million at December 31, 1996.

         Cash used in investing activities was $11.7 million and $25.0 million in the six months ended June 30, 1997 and for the period from February 25, 1993 (Date of Inception) through June 30, 1997, respectively, primarily related to expenditures for ILN equipment. As of June 30, 1997, the Company had contracts and letters of intent to install and operate the ILN in approximately 3,700 stores, of which 880 were installed and operating. Installation expenditures associated with the stores to be installed are estimated to be an aggregate of approximately $35 million during calendar year 1997 of which $10.8 million had been spent as of June 30, 1997.

         The Company also plans to offer product promotions for which it will bear the full cost of each redemption without reimbursement from Manufacturers of an aggregate of approximately $6.4 million during 1997 of which $1.9 million has been incurred during the six month period ended June 30, 1997.

         The Company will continue to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its ILN during 1997. The Company believes that existing cash and cash equivalents will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements for the remainder of 1997. However, the Company may seek additional capital prior to the end of calendar 1997 to fund its planned expansion in 1998 and to address any liquidity needs caused by shortfalls in revenue. Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in shortfalls in revenue. For example, shortfalls could occur if the Company continues to experience delays in installations of the ILN such that any growth in paid redemption volume is delayed. If additional funds are raised through the issuance equity securities, the percentage ownership of the stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

For a further description of the Notes and Warrants, see Notes 1, 7, and 8 to the September 28, 1996 and September 30, 1995 Consolidated Financial Statements filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS

         Except for historical matters, the matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Forward looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. InterAct wishes to caution the reader that the factors below in some cases have affected and could affect InterAct's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include:
(i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN, the lengthy sales cycle in marketing the ILN to Manufacturers and the uncertainty of market acceptance for the ILN, (iii) the pressure that rapid growth places on the Company's managerial, operational and financial resources, the uncertainty as to whether the Company will be able to manage its growth effectively, the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience with the accelerated installation of the ILN, (iv) risks related to the Company's substantial leverage and debt service obligations, (v) the effective subordination of the Notes to the obligations of its subsidiaries,
(vi) the consequences of the Company's possible need for additional financing,
(vii) the lack of product diversification and the Company's dependence on the consumer products advertising and promotional business and its expenditures,
(viii) the Company's dependence on third parties such as Thermo Information Solutions, Inc., the manufacturer of ILN terminals, (ix) the intensely competitive nature of the consumer product and promotional industry and the greater resources of most of the Company's competitors, (x) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (xi) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" of the Form 10-K for the fiscal year ended September 28, 1996 for a more specific description of these risks.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         In February 1996, the Company filed suit against Catalina Marketing Corporation alleging that Catalina has infringed United States Letters Patent No. 4,554,446 ( the "`446 Patent") under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the `446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the `446 Patent. In May 1997, Catalina asserted a second counterclaim alleging that the Company is infringing a newly issued Catalina Patent U.S. Patent No. 5,612,868. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of U.S. Patent No. 5,612,868. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the stockholders of the Company was held on May 20, 1997.

         (b) The name of each member of the Board of Directors elected at the annual meeting of stockholders are set forth below.

         (c) At the annual meeting of stockholders, the stockholders voted (i) on the election of Directors to hold office until the 1998 Annual Meeting of Shareholders for Class I directors; until the 1999 Annual Meeting of Shareholders for Class II directors and until the 2000 Annual Meeting of Shareholders for Class III directors, all until the election and qualification of their respective successors, (ii) to amend the Articles of Incorporation to (I) authorize 5,000,000 shares of preferred stock, (II) provide for the removal of any director or of the entire Board of Directors of the corporation only for cause and only by a supermajority shareholder vote, (III) limit the personal liability of a director or former director of the corporation to the corporation or its shareholders to the extent permitted by the North Carolina Business Corporation Act, (IV) provide for a supermajority shareholder vote requirement for certain corporate transactions between the corporation and beneficial owners of at least 10% of its common stock, (V) empower the corporation's Board of Directors to adopt, amend or repeal the bylaws of the corporation, except to the extent limited by law, and to impose a supermajority shareholder vote requirement for the adoption, repeal, or amendment of the bylaws of the corporation, (iii) to amend and restate the Bylaws of the Corporation, (iv) on the approval of the Company's 1996 Nonqualified Stock Option Plan and
               (v) on the approval of the Company's 1997 Long-Term Incentive Plan. Of those present at the meeting, either by proxy or in person, votes were cast for the election of the Directors as follows:

          NAME OF DIRECTOR          CLASS    NUMBER OF VOTES CAST FOR ELECTION
          ----------------          -----    ---------------------------------
          Paul A. Nash                   I         6,381,453
          L. Richardson Preyer, Jr.      I         6,381,453
          Robert A. Silverberg           I         6,381,453
          Haynes G. Griffin              II        6,381,453
          William F. Penwell             II        6,297,680
          Robert M. DeMichele            II        6,381,453
          Brian A. Rich                  II        6,381,453
          Richard P. Ludington          III        6,381,453
          William P. Emerson, Jr.       III        6,381,453
          Stephen R. Leeolou            III        6,381,453
          Stuart S. Richardson          III        6,381,453

          With respect to the resolution to amend the Articles of Incorporation and the resolution to amend and restate the Bylaws of the corporation, 6,381,453 votes were cast for approval, and no votes were cast against. With respect to the resolution to approve 1996 Nonqualified Stock Option Plan, 6,360,295 votes were cast for approval, 21,158 votes were cast against. With respect to the resolution to approve the 1997 Long-Term Incentive Plan, 6,297,856 votes were cast for approval and 83,597 votes cast against. There were no absentions on any votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.   Exhibits

          EXHIBIT NO.   DESCRIPTION
          -----------   -----------

          *3(a)(1) Articles of Incorporation of the Company, as amended, filed as Exhibit 3(a) to the Company's Registration Statement of Form S-4 (Registration 333-12091)

          3(a)(2) Articles of Amendment of the Company dated May 21, 1997 and effective June 3, 1997.

          3(b)             Amended and Restated Bylaws of the Company

          *4(a) Specimen Certificate of the Company's Common Stock, filed as Exhibit 4(a) to the Company's Registration Statement of Form S-4 (Registration 333-12091)

          *4(b) Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit 4(b) to the Company's Registration Statement of Form S-4 (Registration 333-12091)

          *4(c) Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant Agent, filed as Exhibit 10 (l) to the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

     27.                 Financial Data Schedule.

          * Incorporated by reference to the statement or report indicated.

                  b.  Reports on Form 8-K
                          No reports on Form 8-K were filed during the three
                 months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INTERACT SYSTEMS, INCORPORATED



                            By
                                      Stephen R. Leeolou
                                      Chairman & Chief Executive Officer



                            By:
                                     Richard A. Vinchesi
                                     Senior Vice President,
                                     Chief Operating Officer
                                       and Chief Financial Officer