Form 10-Q
period 1997-09-30
INTER ACT SYSTEMS INC
filed 1997-11-13
CIK 935086

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 333-12091

                        INTER o ACT SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)

        North Carolina                                       56-1817510
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                          Identification No.)


          14 Westport Avenue
          Norwalk, Connecticut                                  06851
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

     Yes  _X_       No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 21, 1997 the registrant had 7,728,555 shares of common stock outstanding.

                                                                INDEX

                                                                                                                                Page
                                                                                                                                ----
Part I - Financial Information

Item 1.  Financial Statements (unaudited)

               Consolidated Balance Sheets - September 30, 1997 and December 31, 1996 ..........................................  1

               Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1997 and September 28, 1996 and for the period from February 25, 1993 (Date of Inception) to September 30, 1997 ................................  2

               Consolidated Statements of Cash Flows for the nine-month periods ended
                    September 30, 1997 and September 28, 1996 and for the period from February 25, 1993
                    (Date of Inception) to September 30, 1997...................................................................  3

               Notes to Consolidated Financial Statements.......................................................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .................................  6

Part II - Other Information

Item 1.  Legal Proceedings...................................................................................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders.................................................................... 10

Item 6.  Exhibits and Reports on Form 8-K....................................................................................... 10

Signatures...................................................................................................................... 11

                                              PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements


                                              INTER ACT SYSTEMS, INCORPORATED
                                               (A Development Stage Company)
                                                CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except share data)

                                                                                                   September 30,     December 31,
                                                                                                       1997             1996
                                                                                                     ---------        ---------
                                                                                                    (Unaudited)      (Unaudited)
                                       ASSETS
Current assets:
      Cash and cash equivalents ..................................................................   $  61,001        $  88,306
      Receivables, net of allowance for doubtful accounts of $10
           at September 30, 1997 and December 31, 1996, respectively .............................         244              617
      Other current assets .......................................................................       3,854              807
                                                                                                     ---------        ---------
           Total current assets ..................................................................      65,099           89,730
Property, plant and equipment, net ...............................................................      25,052           11,690
Bond issuance costs, net of accumulated amortization of $496 and
      $169 at September 30, 1997 and December 31, 1996, respectively .............................       3,439            3,720
Patents, licenses and trademarks, net of accumulated amortization of
      $25 and $34 at September 30, 1997 and December 31, 1996, respectively ......................       1,658              227
Other noncurrent assets ..........................................................................         239              398
                                                                                                     ---------        ---------
           Total assets ..........................................................................   $  95,487        $ 105,765
                                                                                                     =========        =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Short term debt and current portion of long term debt ......................................   $      --        $      --
      Accounts payable ...........................................................................       6,650            1,243
      Accrued expenses ...........................................................................       4,906            1,778
      Deferred revenue ...........................................................................         715              479
                                                                                                     ---------        ---------
           Total current liabilities .............................................................      12,271            3,500
Long term debt, net of discount ..................................................................      86,651           76,866
Other noncurrent liabilities .....................................................................         279              292
                                                                                                     ---------        ---------
           Total liabilities .....................................................................      99,201           80,658
                                                                                                     ---------        ---------
Common stock purchase warrants ...................................................................      27,436           24,464
                                                                                                     ---------        ---------
Stockholders' equity (deficit):
      Preferred stock, no par value, authorized 5,000,000 shares; none outstanding ...............          --               --
      Common stock, no par value, authorized 20,000,000 shares; 7,728,555 and
           7,668,555 shares issued and outstanding at September 30, 1997 and
           December 31, 1996, respectively .......................................................      28,251           27,651
      Additional paid in capital .................................................................         768              768
      Deferred compensation ......................................................................        (608)            (723)
      Deficit accumulated during development stage ...............................................     (59,561)         (27,053)
                                                                                                     ---------        ---------
           Total stockholders' equity (deficit) ..................................................     (31,150)             643
                                                                                                     ---------        ---------
           Total liabilites and stockholders' equity (deficit) ...................................   $  95,487        $ 105,765
                                                                                                     =========        =========


                                           See Notes to Consolidated Financial Statements

                                                                   1

          INTER-ACT SYSTEMS, INCORPORATED
           (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF INCOME
       (In thousands, except per share data)

                                                                                                                       For the
                                                           Three Months Ended          Nine Months Ended            Period from
                                                       --------------------------  --------------------------   February 25, 1993
                                                       September 30, September 28, September 30, September 28,  (Date of Inception)
                                                           1997           1996          1997          1996     to September 30, 1997
                                                       ------------  ------------  ------------  ------------  ---------------------
                                                       (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)

Gross sales ........................................    $    425       $    261      $  1,193      $    415          $  2,366
  Less: Retailer reimbursements ....................        (251)          (160)         (703)         (242)           (1,379)
                                                        --------       --------      --------      --------          --------
    Net sales ......................................         174            101           490           173               987
                                                        --------       --------      --------      --------          --------

Operating expenses:
  Direct costs .....................................       1,961          1,224         4,507         2,030             9,525
  Selling, general and administrative expenses .....       8,430          2,658        15,514         5,451            31,548
  Depreciation and amortization of intangibles .....       1,109            387         2,636           734             4,154
                                                        --------       --------      --------      --------          --------
    Total operating expenses .......................      11,500          4,269        22,657         8,215            45,227
                                                        --------       --------      --------      --------          --------
Operating loss .....................................     (11,326)        (4,168)      (22,167)       (8,042)          (44,240)
                                                        --------       --------      --------      --------          --------
Other income (expense)
  Interest income ..................................         939            828         3,135         1,002             5,436
  Interest expense .................................      (4,835)        (2,632)      (13,374)       (2,685)          (20,655)
  Other expense ....................................         (45)            --          (102)           --              (102)
                                                        --------       --------      --------      --------          --------
    Total other income (expense) ...................      (3,941)        (1,804)      (10,341)       (1,683)          (15,321)
                                                        --------       --------      --------      --------          --------
Net loss ...........................................    $(15,267)      $ (5,972)     $(32,508)     $ (9,725)         $(59,561)
                                                        ========       ========      ========      ========          ========

Loss per common share ..............................    $  (1.98)      $  (0.78)     $  (4.23)     $  (1.46)
                                                        ========       ========      ========      ========
Weighted average number of common shares
      outstanding ..................................       7,701          7,669         7,679         6,677
                                                        ========       ========      ========      ========

                 See Notes to Consolidated Financial Statements

                         INTER-ACT SYSTEMS, INCORPORATED
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                      For the
                                                                                     Nine Months Ended              Period from
                                                                             -------------------------------     February 25, 1993
                                                                             September 30,      September 28,   (Date of Inception)
                                                                                 1997                1996      to September 30, 1997
                                                                             ------------       ------------   ---------------------
                                                                              (Unaudited)        (Unaudited)        (Unaudited)
Cash flows from operating activities:
      Net loss ............................................................    $ (32,508)         $  (9,725)         $ (59,561)
      Items not affecting cash:
           Depreciation and amortization of intangible assets .............        2,636                734              4,155
           Loss on disposal of assets .....................................        1,051                 74              1,136
           Non cash interest on discounted bonds ..........................       13,085              2,626             19,928
           Acquired research and development expenses .....................           --                 --                611
           Other items, net ...............................................          217                  6                660
      Changes in working capital:
           Receivables ....................................................          372               (121)              (244)
           Accounts payable and accrued expenses ..........................        7,686              1,266             10,728
           Other current assets ...........................................       (2,572)              (253)            (3,719)
           Deferred revenues ..............................................          236                130                715
                                                                               ---------          ---------          ---------
                Net cash used in operating activities .....................       (9,797)            (5,263)           (25,591)
                                                                               ---------          ---------          ---------
      Cash flows from investing activities:
           Expenditures for property, plant and equipment .................      (16,575)            (8,156)           (29,880)
           Proceeds from disposal of assets ...............................           --                 57                 57
           Patent acquisition costs .......................................         (632)                --               (651)
           Other investments ..............................................         (301)                --               (340)
                                                                               ---------          ---------          ---------
                Net cash used in investing activities .....................      (17,508)            (8,099)           (30,814)
                                                                               ---------          ---------          ---------
      Cash flows from financing activities:
           Net proceeds from issuance of 14% Senior Notes .................           --             90,865             90,767
           Long term debt repayments ......................................           --                (20)               (51)
           Proceeds from common stock issuance, net .......................           --             16,335             24,717
           Net amount due to stockholders .................................           --                 --              2,112
           Net amount due from related parties ............................           --               (414)              (139)
                                                                               ---------          ---------          ---------
                Net cash provided by financing activities .................           --            106,766            117,406
                                                                               ---------          ---------          ---------
Net (decrease) increase in cash and cash equivalents ......................      (27,305)            93,404             61,001
Cash and cash equivalents at beginning of period ..........................       88,306                 76                 --
                                                                               ---------          ---------          ---------
Cash and cash equivalents at end of period ................................    $  61,001          $  93,480          $  61,001
                                                                               =========          =========          =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest ............................................................    $      86          $      95          $     712
                                                                               =========          =========          =========
Supplemental disclosures of non cash financing activities:
      Issuance of common stock in consideration for certain
           obligations ....................................................    $     600          $   2,141          $   2,741
                                                                               =========          =========          =========
      Deferred compensation related to stock options granted ..............    $      --          $     768          $     768
                                                                               =========          =========          =========


                 See Notes to Consolidated Financial Statements

                        INTER o ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the nine months ended September 30, 1997 and September 28, 1996 (unaudited)


1.   Business Description

     InteroAct Systems, Incorporated ("InteroAct") develops, owns and operates proprietary electronic marketing systems that are designed to give consumer products manufacturers (the "Manufacturers") and retailers the ability to influence the purchasing behavior of consumers moments before shopping begins and to track and analyze individual consumer purchasing behavior on an ongoing basis. The Company's current commercial product offering utilizes interactive "touch-screen" terminals inside the entrance of retail supermarkets that issue individually targeted, and immediately usable, coupons and other promotional incentives based on each consumer's cumulative purchasing history. As of September 30, 1997, the Company had 1,598 terminals installed in 950 stores across six grocery chains compared to 614 terminals in 328 stores across four chains as of September 28, 1996.

2.   Summary of Significant Accounting Policies

     The accompanying interim financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and September 28, 1996 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996.

     On February 13, 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. The interim periods in 1996 ended on the last Saturday of the month, which, in the case of September, ended on September 28, 1996.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     Net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. The impact of outstanding options and warrants has not been included, as their inclusion would be anti-dilutive.

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

4.   Additional Warrants Issued

The Company consummated a private offering of securities (the "Private Placement") on August 2, 1996 for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units of $142 million principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. If the Company has not completed a Qualifying Initial Public Offering (as herein defined) by September 30, 1997, the Warrants that had not been exercised entitled the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. Such Qualifying Initial Public Offering was not completed by September 30, 1997, therefore the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other period.

     Comparisons of operating results for the three-month and nine-month periods ended September 30, 1997 and September 28, 1996 can be misleading given that the Company's principal activities during the period from inception (February 25, 1993) through September 28, 1996 were related to the development, testing and initial installation of the InteroAct Loyalty Network ("ILN") and were limited by the Company's relatively small capital base.

     In the second quarter of 1997, the Company changed the reference to its proprietary interactive multimedia system from InteroAct Promotion Network ("IPN") to InteroAct Loyalty Network ("ILN") in order to more closely align the marketing of InteroAct's products and services to the supermarket industry, whose participants are increasingly pursuing frequent shopper or "loyalty" card programs, as well as to consumer products manufacturers, who typically seek to win new customer loyalty. InteroAct Loyalty Network is a service mark of InteroAct Systems, Incorporated and an application for federal registration of the mark is pending. Applications for InteroAct Promotion Network and Coupon Central are also pending.

Results of Operations

     The following table provides information concerning the Company's store installations as of September 30, 1997 and September 28, 1996 and redemption volumes and Manufacturer/brand information for the nine-month periods ended September 30, 1997 and September 28, 1996, respectively.

                                                            Sept. 30,  Sept. 28,
                                                              1997       1996
                                                            ---------  ---------
Installed terminals .....................................     1,598       614
Installed stores ........................................       950       328
Uninstalled stores under contract or letter of intent ...     2,473     2,177

                                                      Nine Months Ended
                                             Sept. 30, 1997       Sept. 28, 1996
                                             --------------       --------------
Total redemptions ......................        8,323,500            2,154,000
Total paid redemptions .................        1,231,000              477,000
Average redemptions/day/store ..........               44                   48
Paid redemptions/day/store .............                7                   11
Manufacturers promoting on ILN .........               38                   26
Products promoting on ILN ..............               88                   84

Nine and Three Months Ended September 30, 1997 Compared with Nine and Three Months Ended September 28, 1996

     The Company installed 70 terminals in 70 stores in the third quarter of 1997, bringing the total terminals and stores installed to 1,598 and 950, respectively, as of September 30, 1997. During the third quarter of 1997, the Company signed letters of intent with Harris Teeter Corporation and Weis Markets, together representing approximately 200 stores.

     Total redemptions for the nine-month period ended September 30, 1997 increased by approximately 6.2 million redemptions over the comparable period in 1996. Average redemptions/day/store decreased to 44 from 48 for the period ended September 30, 1997 versus the comparable period in 1996. The Company attributed the decrease to reduced number of available incentives offered on the ILN terminals in the second quarter of 1997 and lower supermarket sales activity in the Company's key markets during the third quarter of 1997. The reduced number of incentives offered in the second quarter resulted from a management decision to decrease the number of "non-paid" promotions offered on the system in order to reallocate such promotion funds to coincide with retailer event promotions later in the year. Non-paid promotions, which accounted for 86% of total redemptions for the nine months ended September 30, 1997 represent consumer incentives and retailer handling fees paid for by InteroAct as opposed to contracted Manufacturers, and are placed on the ILN in order to manage consumer usage levels. As the network grows and is more widely accepted by Manufacturers, the Company believes that the need for non-paid promotions will diminish substantially. Comparable store sales trends for food retailers were reported to be down by approximately 2% in certain chains located in the northeast portion of the United States during the third quarter of 1997 versus the comparable 1996 period. Management believes such sales trends experienced by food retailers directly affect the Company's redemption activity and revenue earned. Brand manufacturers promoting on the ILN system for at least one week during the 1997 and 1996 periods increased to 38 from 26, respectively, while total products promoted increased to 88 from 84. Net sales during the nine-month period ended September 30, 1997 increased to $490,000 from $173,000 in the 1996 period, primarily as a result of the larger installed base of ILN terminals. During the three-month period ended September 30, 1997, net sales increased to $174,000 from $101,000 in the same period in 1996. Third quarter 1997 redemptions were
3.3 million as compared to 1.4 million redemptions in the same period of 1996 and average redemptions/day/store were 40 and 54 for the three-month periods ended September 30, 1997 and September 28, 1996, respectively.

     Operating loss for the nine-month period ended September 30, 1997 was $22.2 million versus $8.0 million in the 1996 comparable period. The increased loss was primarily due to higher employee costs, non-paid promotions, fixed asset adjustments, legal fees and depreciation expense. Higher employee costs of approximately $3.9 million represents an increase of 91 employees, from 77 employees at September 28, 1996 to 168 employees at September 30, 1997. Most of the increase in headcount represents additional sales and field service personnel to support the increase in number of terminals and stores installed. Non-paid promotion expense increased by $2.3 million in the 1997 nine-month period, to $3.2 million from $0.9 million in the comparable 1996 period. During the third quarter, the Company recorded a non-cash charge of $2.3 million for fixed assets that have been deemed to be obsolete. Legal expense, primarily costs associated with patent litigation, increased by $1 million over the comparable 1996 period (See Note 3 to Notes to Consolidated Financial Statements). Depreciation expense increased by $1.9 million reflecting the addition of approximately 1,000 terminals installed in 600 stores from September 28, 1996 to September 30, 1997. Third quarter 1997 operating loss of $11.3 million was $7.2 million higher than in the third quarter 1996, primarily reflecting additional headcount and expenses associated with increased installations of terminals, fixed asset adjustments of $2.3 million, increased legal expense of $1.0 million, increased non-paid promotion expense of $722,000 and higher depreciation expense of $722,000.

     Net loss for the nine month period ended September 30, 1997 increased by approximately $22.8 million from $9.7 million to $32.5 million primarily due to higher operating losses of $14.2 million and increased interest expense of $10.7 million offset by an increase in interest income of $2.1 million. Interest expense of $13.4 million during the first nine months of 1997 reflects the interest expense on the issuance of $142 million of senior discount notes on August 2, 1996. (See "-Liquidity and Capital Resources"). Interest income of $3.1 million for the first nine months of 1997 reflects an increased average cash balance during the first nine months of 1997 versus the comparable period in 1996. Cash and cash equivalents at September 30, 1997 were $61.0 million as compared to $93.5 million at September 28, 1996. On August 2, 1996, the Company received net proceeds of $90.8 million related to the Private Placement. (See "-Liquidity and Capital Resources"). Net loss for the three-month period ended September 30, 1997 was $15.3 million, an increase of $9.3 million compared to the same three-month period in 1996 due to increased operating losses and interest expense of $7.2 million and $2.2 million, respectively.

Liquidity and Capital Resources

     Cash used in operating activities was $9.8 million during the nine months ended September 30, 1997. From February 25, 1993, (Date of Inception) to September 30, 1997 the net cash used in operating activities was $25.6 million as the Company generated minimal revenue yet incurred expenses related to the development of its ILN technology, test marketing the product and recruiting personnel. The Company has funded its operations through private sales of debt and equity securities. From its inception through September 30, 1997, the Company's stockholders had contributed $27.7 million of equity to the Company of which $2.0 million was originally issued as debt and subsequently converted to equity. The Company consummated a private offering of securities (the "Private Placement") on August 2, 1996 for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units of $142 million principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. If the Company has not completed a Qualifying Initial Public Offering (as herein defined) as of September 30, 1997, the Warrants that had not been exercised entitled the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. Such Qualifying Initial Public Offering was not completed by September 30, 1997, therefore the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant.

     In January 1997, the Company consummated an exchange offer (the "Exchange Offer"), whereby the holders of the Notes issued in the Private Placement exchanged such Notes for new Notes (the "Exchange Notes") that were registered under the Securities Act of 1933, as amended. The Exchange Notes do not bear legends restricting the transfer thereof.

     Cash provided by financing activities was $117.4 million for the period from February 25, 1993 (Date of Inception) through September 30, 1997. Financing activities during the nine-month period ended September 30, 1997 provided no cash. As of September 30, 1997, the Company had cash and cash equivalents of $61.0 million and working capital of $52.8 million as compared to cash and cash equivalents of $88.3 million and working capital of $86.2 million at December 31, 1996.

     Cash used in investing activities was $17.5 million and $30.8 million in the nine months ended September 30, 1997 and for the period from February 25, 1993 (Date of Inception) through September 30, 1997, respectively, primarily related to expenditures for ILN equipment. During the nine-month period ended September 30, 1997, the Company installed 975 terminals in 615 stores. The Company expects to spend approximately $23 million on ILN equipment during 1997 of which, $15.1 million had been expended during the nine-month period ended September 30, 1997. Of the estimated $23 million of ILN equipment to be purchased in 1997, approximately $6.6 million relates to ILN equipment for planned 1998 installations, the majority of which the Company expects to be installed during the first quarter of 1998.

     During the third quarter of 1997, the Company acquired certain exclusive and nonexclusive rights for Patent No. Re. 34,915 for a "Paperless System for Distributing, Redeeming and Clearing Merchandise Coupons." Consideration for such patent included cash, shares of InteroAct stock and royalty payments based on a formula of the Company's future revenue stream. The term of such agreement is for as long as the patent remains valid and enforceable, subject to certain termination rights as set forth in such agreement. Management believes that by obtaining the rights to this patent, the Company will experience a significant competitive edge in the electronic discount redemption industry in the future.

     The Company offers product promotions for which it bears the full cost of each redemption without reimbursement from Manufacturers. During the nine months ended September 30, 1997, the Company incurred approximately $3.2 million of such promotion expense.

     The Company will continue to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its ILN during 1997. The Company believes that existing cash and cash equivalents will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements through the second quarter of 1998. However, the Company intends to seek additional capital prior to that time to fund its planned expansion in 1998 and to address any liquidity needs caused by shortfalls in revenue. Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in shortfalls in revenue. For example, shortfalls could occur if the Company experiences delays in installations of the ILN such that any growth in paid redemption volume is delayed. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

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

Cautionary Statement on Forward Looking Statements

     Except for historical matters, matters discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" (as such term is defined in the Private Securities Litigation reform Act of 1995). In addition, from time to time the Company or its representatives have made or may make forward -looking statements, orally or in writing. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. InteroAct wishes to caution the reader that the factors below in some cases have affected and could affect InteroAct's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN, the lengthy sales cycle in marketing the ILN to Manufacturers and the uncertainty of market acceptance for the ILN, (iii) the pressure that rapid growth places on the Company's managerial, operational and financial resources, the uncertainty as to whether the Company will be able to manage its growth effectively, the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience with the accelerated installation of the ILN, (iv) risks related to the Company's substantial leverage and debt service obligations, (v) the effective subordination of the Notes to the obligations of its subsidiaries, (vi) the consequences of the Company's possible need for additional financing, (vii) the lack of product diversification and the Company's dependence on the consumer products advertising and promotional business and its expenditures, (viii) the Company's dependence on third parties such as Thermo Information Solutions, Inc., the manufacturer of ILN terminals, (ix) the intensely competitive nature of the consumer product and promotional industry and the greater resources of most of the Company's competitors, (x) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (xi) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" of the Form 10-K for the fiscal year ended September 28, 1996 for a more specific description of these risks.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

Exhibit No. Description

*(a)(1)     Articles of Incorporation of the Company, as amended, filed as
            Exhibit 3(a) to the Company's Registration Statement of Form S-4 (Registration 333-12091)

*3(a)(2) Articles of Amendment of the Company dated May 21, 1997 and effective June 3, 1997.

*3(b)       Amended and Restated Bylaws of the Company

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

*4 (c) Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant Agent, filed as Exhibit 10 (l) to the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

27.         Financial Data Schedule.

*    Incorporated by reference to the statement or report indicated.

        (b) Reports on Form 8-K
            No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           INTERoACT SYSTEMS, INCORPORATED



                           By __________________________________________________
                               Stephen R. Leeolou
                               Chairman & Chief Executive Officer



                           By:__________________________________________________
                               Richard A. Vinchesi
                               Senior Vice President,
                               Chief Operating Officer & Chief Financial Officer