Form 10-K405
period 1997-12-31
INTER ACT SYSTEMS INC
filed 1998-03-31
CIK 935086

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER: 333-12091

                            ---------------------------

                          INTER*ACT SYSTEMS, INCORPORATED
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ---------------------------

                     NORTH CAROLINA                                              56-1817510
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR                (I.R.S. EMPLOYER IDENTIFICATION NO.)
                       ORGANIZATION)
                   14 WESTPORT AVENUE                                              06851
                  NORWALK, CONNECTICUT                                           (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 750-0300

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                          None                                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

     As of March 25, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 7,728,555 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item
5. of this Report.

________________________________________________________________________________

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                     OR REFERENCE
                                                                                                     -------------

                                                   PART 1
ITEM 1.    Business...............................................................................           3
ITEM 2.    Properties.............................................................................          16
ITEM 3.    Legal Proceedings......................................................................          16
ITEM 4.    Submission of Matters to a Vote of Security Holders....................................          17

                                                   PART II
ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................          17
ITEM 6.    Selected Consolidated Financial Data...................................................          18
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................          19
ITEM 8.    Financial Statements and Supplementary Data............................................          29
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...          29

                                                  PART III
ITEM 10.   Directors and Executive Officers of the Company........................................          30
ITEM 11.   Executive Compensation.................................................................          33
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.........................          36
ITEM 13.   Certain Relationships and Related Transactions.........................................          39

                                                   PART IV
ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 10-K.......................          42

CAUTIONARY STATEMENT FOR PURPOSE OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forwarding-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN (as defined herein) and the uncertainty of market acceptance for the ILN,
(iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties such as those who manufacture ILN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry, (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See Part II, Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors.'

                                     PART I

ITEM 1. BUSINESS

     Inter*Act Systems, Incorporated ('Inter*Act' or the 'Company') is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer products manufacturers ('Manufacturers') and supermarket retailers ('Retailers') to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'tm' ('ILN'), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks'tm', located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

     Through the ILN, Retailers and Manufacturers can track and analyze individual consumer purchasing behavior over time and issue individually targeted purchase discounts, free product sampling, and other promotional incentives in order to increase sales while building store and brand loyalty. The Company owns a series of patents and exclusive patent licenses that it believes are a significant barrier to other potential kiosk-based in-store competitors.

     The Company's primary objective is to become the nation's largest in-store marketing services company by uniquely integrating the economic interests of Manufacturers, Retailers, and consumers at a lower cost than any other in-store marketing vehicle. The Company believes that the ILN capitalizes on the convergence of major trends in the Manufacturer and Retailer industries to better target and serve consumers. Manufacturers are striving to increase the efficiency of their brand promotion through individually targeted incentives and are seeking to offer promotions nearer to the shopper purchase decision. Retailers are developing customer databases that identify individual households and their product purchasing histories over time, thereby allowing Retailers first to segment their customers by sales and profitability and then reward them accordingly. Retailers are also seeking to offer rewards to and communicate with their customers in-store as opposed to at home. In addition to these industry trends, consumers are seeking greater convenience in shopping without sacrificing savings.

     In the U.S., the Company has installed systems in 1,317 stores, and has contracted to install in approximately an additional 2,100 stores as of March 25, 1998. Additionally, the Company, through a subsidiary, has entered into a contract with Sainsbury's, one of the largest Retailers in the United Kingdom, to commercially deploy the ILN in pilot stores in 1998.

     The Company is compensated by Manufacturers who commit to a specific set of targeted promotions and pay the Company fees when a consumer selects and redeems promotional incentives. This predominantly 'pay on redemption' method of payment is unique in an industry that traditionally charges for promotions distributed rather than promotions redeemed. In addition, Manufacturers are given category exclusivity for the duration of their contract.

INDUSTRY OVERVIEW

     Manufacturers have traditionally used promotional vehicles such as mass media advertising (newspapers, printed circulars, television, radio, and billboards), Free Standing Inserts ('FSIs') and direct marketing techniques to reach consumers. In 1996, Manufacturers of consumer products and household items spent over $51 billion on promotional strategies designed to support their brands, up from $49 billion in 1995. A growing diversity of lifestyles and a profound expansion in the amount of information delivered to increasingly fragmented consumer segments have contributed to brand proliferation and a perceived decline in brand loyalty. At the same time, the changes in the workforce and demographic shifts have made it increasingly difficult for Manufacturers to use traditionally mass distributed and untargeted promotional methods to reach purchasing decision makers. Consequently, conventional advertising and promotional strategies that are untargeted have become less efficient because they are reaching fewer people who are potential purchasers.

     Manufacturers have recognized the limitations of traditional promotional vehicles. Despite the ineffectiveness of coupons and other mass distributed promotional vehicles at reaching consumers efficiently, they continue to be prevalent promotional tools. According to Veronis, Shuler & Associates, over 306 billion coupons were distributed in the United States in 1996 as compared with 237 billion in 1986. A decrease in the redemption rates of coupons by consumers illustrates the limitations of this promotional tool. While consumers continued to recognize the value of coupons by redeeming them for an estimated $3.7 billion of savings in 1996, overall redemption rates of all distributed coupons dropped to average of 1.8% in 1996 versus 2.8% in 1986. In response to the declining redemption rates of coupons, spending by Manufacturers on FSIs declined year over year for the first time from $7 billion in 1995 to $6 billion in 1996. In spite of the decreasing effectiveness of the more traditional promotional methods such as coupons and mass media, and the corresponding decline in Manufacturers' spending on promotional incentives such as FSIs, Manufacturers are maintaining a similar level of overall investment in brand promotions by shifting their promotional dollars to more targeted vehicles. Promotional spending through direct marketing (targeted free sample give aways and other direct to consumer programs) increased by 6% from 1990 to 1996.

     Not only have Manufacturers recognized the value of targeted promotions, they have also recognized the effectiveness of promotions delivered in close proximity to the purchase decision. It is estimated that 70% of all brand purchase decisions are made by consumers while they are in the store, according to Progressive Grocer Magazine and the Point-of-Purchase Advertising Institute (POPAI). In-store promotion has enjoyed rapid growth as Manufacturers have begun to shift promotion spending to emerging in-store platforms. As reported in the Annual Survey of Promotional Practices, 72% of Manufacturers utilized in-store electronic promotion techniques in 1996 as compared with only 48% in 1994, while spending $850 million on these promotions, an increase of 33% over 1994, according to Promo Magazine.

     Retailers have also begun to institute changes in their approach to reaching their customers. Retailers have invested in technology to improve efficiency and inventory management. Advances in point of sale technology, in addition to providing efficiency at check-out and a means of price and inventory control, also provide a platform for Retailers to identify and target their customer base. This new technology has enabled Retailers to develop programs that permit them to capture information about and communicate with targeted segments of their customer base.

     Today Retailers have begun to concentrate on retaining and growing the 20% to 25% of their customer base that accounts for an estimated 70% to 80% of total store sales. Retailers are using loyalty-building frequent shopper card programs ('loyalty cards') in order to establish a direct means of communication with these most important customers. The card programs are also designed to counteract competition from other supermarkets, mass merchandisers, warehouse clubs and specialty Retailers. These loyalty cards enable participating customers to take advantage of product discounts offered by that store or by regional chains without presenting a paper coupon. In a survey conducted by Supermarket News (April 1, 1996), it was reported that 35% of households contacted had a least one loyalty card, and 67% of these households always used the card when shopping. It was estimated that by year 2000, 75% of all U.S. households will have one or more loyalty cards.

RATIONALE FOR THE ILN NETWORK

     The ILN is positioned to provide a competitive advantage to Manufacturers and Retailers by offering sophisticated targeting in close proximity to the point of purchase decision at the beginning of the shopping process, by populating the ILN with promotional offers that are based on past purchase history, by charging for service based on products sold rather than offers distributed, and by delivering the product in a paperless electronic system to improve efficiency.

BENEFITS FOR MANUFACTURERS

     The Company believes that it provides Manufacturers with a more efficient promotion channel than those channels to which they have traditionally allocated promotional and advertising spending.

     Ability to Target Incentives Based on Prior Purchase History. The Company believes that Manufacturers want to tailor promotional incentives by individual households according to their degree of loyalty to the promoted brand. In order for Manufacturers to offer targeted promotions they must have access to household purchase history data and a targeting algorithm that can match the desired promotions with the desired households. The ILN provides access to such household data through its connection to the retailer point-of-sale system, which permits the Company's Target Engine Software ('TES') to deliver different promotional strategies for the same product depending on the buying habits of each customer. See ' -- Technology and Software -- ILN Software.' The ILN can also remind a consumer to buy particular products when sufficient time has lapsed since the last purchase and can stimulate increased purchase volume through promotions such as 'buy two and get a third item free.'

     Ability to Deliver Promotions in Close Proximity to Brand Purchase Decisions. It is estimated that 70% of all brand purchase decisions are made by consumers while they are in the store according to Progressive Grocer Magazine and POPAI. The Company believes that the ILN's store entrance location, which provides a shopping list of promotions prior to purchase, affords Manufacturers the most opportune time to reach shoppers with a targeted incentive.

     The Company believes that the offering of personally customized discounts to consumers in the store immediately prior to shopping results in the current average of an approximately 35% redemption rate of ILN's electronically offered coupons (which the Company believes is two to five times higher than that of other in-store vehicles and approximately 18 times higher than that of FSIs).

     Delivers Accountable Consumer Promotion Alternative. The Company believes that the ILN offers Manufacturers the lowest cost alternative among coupon promotional strategies because:

          The Company's core product is based upon a 'pay on redemption' format; Manufacturers pay the Company a fee predominantly upon actual redemption and not merely upon a distribution of a specific coupon or promotion.

          The ILN's electronic scanning of the frequent shopping card at checkout verifies that items for which promotions were selected were actually purchased, virtually eliminating the problem of mistaken and fraudulent redemption of paper coupons. Industry sources estimate that this costs Manufacturers hundreds of millions of dollars per year through other coupon promotion vehicles.

     Stimulates Incremental Product Sales. As a result of its front-end location and targeted touch-screen promotional display, management believes that the ILN can directly cause an increase in the sales volume of promoted products. Sales increases are generally attributable to a promotion motivating consumers to trade up in volume (e.g., buy two and get a third item free), to try a new brand due to the value of the offered incentive or to remind consumers to buy a specified brand due to the on-screen prompt. Substantial sales increases at the product and category level were attributed to the Company's ILN in Information Resources Inc. matched store studies ('IRI Studies') performed for several Manufacturers. These studies showed that Manufacturers who promoted products on the ILN enjoyed significant product sales increases versus the same Manufacturer products not promoted on the ILN in comparable stores.

     Develops Manufacturers/Retailer Partnership. The Company believes that its ILN provides a new and unique platform for Manufacturers to maximize the impact of account-specific (i.e., retail chain-specific) promotion dollars. For example, a Manufacturer-sponsored sweepstakes promotion may be conducted electronically via the ILN and advertised jointly by the Manufacturer and Retailer in a specific market area. In this way, the ILN serves as a bridge between the Manufacturer and the Retailer's frequent shopper card program.

     Provides Unique Promotion Flexibility. The ILN allows Manufacturers to adjust any attribute of a promotion virtually on a daily basis. Modifications to Manufacturer promotions can be introduced to the ILN remotely from the Company's headquarters.

BENEFITS FOR RETAILERS

     The Company believes that the ILN provides competitive advantages for Retailers.

     Provides Inexpensive, In-Store Platform To Reward The Most Valued Shoppers. As in many industries, a small number of loyal customers account for a major portion of revenue and profits per store. Many major supermarket chains have developed loyalty card marketing programs to help them identify and reward these valuable customers. The Company believes that the ILN, working in conjunction with a store's loyalty marketing card, offers Retailers a unique and cost-efficient way to deliver in-store targeted messages, promotional incentives and rewards to this important shopper segment. In a study conducted by the Company, utilizing data procured from three ILN stores, the average transaction size for a loyalty card holder who visited an ILN terminal was approximately twice as large as the average transaction size of a loyalty card holder and approximately three times as large as the average for all customers.

     Promotes Consumer/Retailer Communication. In addition to rewarding its best customers, a store can use the ILN more generally to capture information from, and to communicate with, cardholders through questionnaires, interactive games, electronic sweepstakes, tie-in promotions with local media, charities, special events and other merchandising theme promotions. Access to the ILN also enhances the efforts by Retailers to promote acceptance and usage of their loyalty cards.

     Stimulates Incremental Product Sales. The Company believes that the ILN stimulates incremental product sales for Retailers as a result of several factors. The ILN's location at the store entrance enables it to remind a shopper of an item they may otherwise would have forgotten or stimulate them to purchase items in addition to those they intended to purchase. The ILN also provides the Retailer a channel to promote perishable foods and private label products. Finally, the ILN program is able to track the time lapse since the last purchase of a particular product and remind a consumer to buy the needed item in the store that day rather than in another class of trade.

     Distributes, Redeems and Clears Promotions Electronically. Traditional promotion of food and related products relies upon paper-based systems such as FSIs and other paper coupon vehicles. Paper-based promotions require Retailers to handle paper at checkout and bundle paper records that must be sent to third party clearing businesses. With the ILN, there is no paper for cashiers to handle and no need for expensive third party clearing. See ' -- Products and Services -- Inter*Act Loyalty Network ('ILN').'

     Generates Incremental Fee Revenue. Retailers receive revenue based upon promotion redemptions, currently $0.08 per transaction. The Company believes that this fee produces high-margin revenue for Retailers relative to the amount of floor space that the ILN occupies.

BENEFITS FOR CONSUMERS

     The Company believes that consumers who are introduced to the ILN continue their usage as they discover the following benefits:

          Provides Increased Purchasing Power and Convenience. Consumers want to maximize the value of their shopping dollars through discounts and promotions, but at the same time wish to limit the amount of time they invest preparing for shopping. The ILN eliminates the time-consuming exercise of locating, clipping and organizing individual coupons, and the consumer does not have to remember to bring any paper coupons to the store or track expiration dates. The ILN is conveniently located inside the store entrance where it can easily be accessed at the beginning of shopping. In less than 60 seconds, the ILN terminal will display approximately 35 to 40 customer-specific product promotions and will dispense a shopping list for the product discounts selected by the customer, which if redeemed could result in substantial savings to the consumer.

          Provides Personalized Discounts and Incentives. The ILN is designed to deliver customer-selected incentives that are customized to an individual consumer's purchasing preferences. The Company believes that consumers prefer to select and redeem promotions on the ILN that are targeted to their past purchasing history as evidenced by redemption rates of targeted promotions that are approximately twice the redemption rates of promotions that are randomly presented.

     In June 1997, the Company contracted Yankelovich Partners to conduct a telephone 'Habits and Usage' study among 302 loyalty card holders selected at random. The results of the study indicate that the ILN system is an attractive source of value to the customer with few barriers to trial and high satisfaction rates promoting repeat usage. The study was conducted in the Philadelphia market, where participating ILN chains include the market leader ACME (a division of American Stores), SuperFresh (a division of A&P) and Laneco. As shown on the graph below, the conversion from trial to repeat usage (trial to acceptor) was 86%.

                        CONSUMER AWARENESS & ACCEPTANCE

                                  [CHART]

     Source: Yankelovich Partners Habits and Usage Study June/July 1997

     Accordingly, the Company believes that consumer marketing support that raises awareness of the ILN will increase kiosk usage among existing and new loyalty card holders.

BUSINESS STRATEGY

     The Company's primary objective is to become the preeminent in-store distributor of promotional incentives by integrating the interests of Manufacturers, Retailers and consumers. The Company is pursuing the following principal business strategies to achieve its objectives:

INCREASE MANUFACTURER ENROLLMENT ON THE ILN

     During the twelve months ended December 31, 1997, 52 Manufacturers promoted 116 products through the ILN. The Company is continually working to increase both the number of brands per Manufacturer and dollars committed per brand since certain of the Manufacturers currently under contract promote only one product offering. Manufacturers who have tested or contracted with the ILN in 1997 include Beatrice Cheese, Ben & Jerry's, Benckiser, Borden Foods, Bri-Al, Brown & Williamson, Carvel Corporation, Church & Dwight, Citrus World, ConAgra Frozen Foods, CPC International, Dean Foods, Dial, Disney Magazines, Dow Brands, Drypers, Friendship Dairy, General Mills, Georgia Pacific, Gillette, Gruner+ Jahr, Heinz Pet Products, Hunt Wesson, Hygrade, Irving Tissue, James River, Jones Dairy Farm, JR Simplot, Keebler, Kikkoman, Kimberly-Clark, Krino Foods, Lea & Perrin's, Lever Brothers, Marathon Enterprises, Nestle Beverage, Northland Cranberries, Ore-Ida Foods, Pepsi Cola, Pine Mountain, Procter & Gamble, Reynolds Metals, SmithKline Beecham, SP Healthcare, Stroehmann Bread, Tenneco, Tetley, Tropicana, Turkey Hill, Universal Foods, Van Den Bergh, and Warner Wellcome.

     Manufacturers typically trial the ILN for contract amounts that are typically less than $100,000. Upon successful completion of trial, Manufacturers have been willing to commit substantially greater amounts of promotional dollars to the ILN. Successful trials have recently led to multi-cycle/multi-brand category contracts or letters of intent with Manufacturers including Keebler, General Mills, Procter & Gamble and Pillsbury. The Company is pursuing increased contractual commitments from certain other multi-brand Manufacturers. The Company believes that securing these multi-brand Manufacturers will induce other Manufacturers to seek space on the ILN during the ILN's ongoing roll-out.

NATIONWIDE INSTALLATION OF THE ILN

     The Company is actively pursuing multi-year contracts with additional major Retailers in key geographic regions across the country. The Company believes that Manufacturers seek access to a promotion platform that incorporates a nationwide network of top Retailers. The Company also believes that these top Retailers comprise approximately 10,000 to 12,000 stores and are among the approximately 18,500 stores in the United States that are part of chain supermarkets and have annual sales of greater than $2 million. As of December 31, 1997, the Company had over 3,000 stores in the United States under contract and had installed terminals in 1,148 stores, only the second electronic in-store company offering promotional incentives to achieve a 1,000+ installed store base, the first such company being Catalina Marketing Corporation ('Catalina'). See ' -- Customers and Competition.' The Company's contracts with Retailers typically provide for a 90 day trial period followed by an initial term of up to 36 months. The Company has installed its ILN in A&P (consisting of A&P, Farmer Jack, Food Emporium, Kohl's, Super Fresh and Waldbaum's stores), American Stores (ACME and Lucky North divisions), Food Lion, Gerland's, Grand Union, and Laneco. The Company expects to be deployed in the Jewel and Lucky South divisions of American Stores in the first half of 1998 and the Charlotte division of Food Lion in the second half of 1998. Upon completion of these installations, the Company will have installed ILN terminals in stores in 22 states and will be represented in nine of the top 15 food markets in the United States. The Company also has contracts for future installation in Giant (Washington/Baltimore), Marsh, Randalls and Weis supermarket chains.

ENLISTMENT OF ILN RETAILERS TO ASSIST IN THE MANUFACTURER SALES EFFORT

     Substantially all of the Retailers who have installed the ILN are aiding the Company in its efforts to expand Manufacturer participation on the ILN. Retailer efforts include the inclusion of ILN promotional materials in Retailer sales meetings with Manufacturers; the distribution of letters to Manufacturers indicating Retailer support of the ILN; the placement of ILN terminals in the lobbies or waiting rooms of retailer headquarters; and the ability to locate an Inter*Act salesperson at Retailer headquarters to immediately follow-up with Manufacturers who indicate interest to the Retailers' own sales forces.

CONTINUED EXPANSION OF ILN FUNCTIONALITY THROUGH INNOVATIVE PROPRIETARY SOFTWARE DEVELOPMENT

     The Company's video touch-screen platform offers virtually unlimited opportunity for the creation of innovative in-store promotions that appeal to consumers and make the ILN more personalized to each of them. The Company intends to maximize this opportunity through aggressive proprietary software development that anticipates and addresses the loyalty marketing goals of Manufacturers and Retailers while simultaneously enhancing consumers' enjoyment of an ILN visit. In addition to the ILN's numerous screens of brand icons that lead to electronic discounts, the ILN also offers Manufacturers the ability to pursue other promotion strategies, including targeted free samples of products and the ability to purchase access to customized 'full screen' presentations (that, for example, may visually and audibly portray the promoted products' tie-in with a just-released Hollywood movie), among others. Retailers are able to conduct sweepstakes promotions electronically, promote private label products, and offer ILN incentives to tie-in with their weekly circular promotions. The Company is planning a mid-1998 software release that will add significantly to the ILN's Retailer functionality. Added features will include, among others, the ability to offer rewards through the ILN to specific customers based upon their spending in the store or other loyalty criteria, and the ability to offer prizes tied to games of chance.

LEVERAGE THE COMPANY'S GROWING DATABASE ON CONSUMER SHOPPING PATTERNS

     Manufacturers will benefit from access to the extensive consumer behavior research that is expected to be accessible through the Inter*Act Cardholder Panel ('ICP'). Each day the Company collects data on all card-identified shoppers, whether or not they stopped at the kiosks. For certain stores, these data are aggregated centrally at Inter*Act's headquarters. As Inter*Act expands this database, the Company intends to develop a system that will provide information to Manufacturers on the efficiency of promotion and incentives which are brand-specific, location-specific, value-specific and date-specific. It may also be possible for the Company to assist the Manufacturers in creating the optimal promotional strategy given the historical impact of the ILN and other promotions initiated by Manufacturers.

ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS

     The Company has successfully acquired exclusive and non-exclusive licenses to a number of patents covering various aspects of in-store promotion in general and its business in particular. The Company believes that several of its licensed patents are seminal in the incentive distribution industry and afford the Company the ability to aggressively protect its growing business franchise.

PURSUE EUROPEAN EXPANSION

     The Company, through a subsidiary, recently entered into a four-year exclusive contract to commercially deploy the ILN with Sainsbury's, one of the largest retailers in the United Kingdom, following a pilot program in the Spring of 1998. The Company believes that the U.K. consumer promotion and retail markets represent a substantial opportunity for the Company's products and services.

PRODUCTS AND SERVICES

INTER*ACT LOYALTY NETWORK ('ILN')

     A customer can access the ILN by inserting his or her frequent shopper card, as issued under the store's existing loyalty card program, into the Company's ATM-like terminal(s) located near the entrance to the store. The system identifies the customer and, based upon data gathered by the ILN on that customer's cumulative purchasing history, displays full color images of promotions and discounts specifically selected for that customer. The ILN may also present several 'universal' promotions (offered by either the Retailer or Manufacturers) to all ILN visitors. The customer selects desired promotions, usually price discounts, multiple purchase bonuses or free product samples, by simply touching the desired product icon displayed on the screen. When the selection process is complete (in less than 60 seconds for most shoppers), the ILN terminal can deliver a 'shopping list' of all selected promotions, which serves to remind the customer of the selected promotions while shopping. After shopping, the customer's purchases and frequent shopper card are electronically scanned at checkout, and the ILN (i) verifies that the promoted items were purchased, (ii) immediately notifies the store register system to give the customer the selected discounts and promotions and (iii) records all the customer's purchases for use in more accurately targeting promotions during future visits. Due to technological constraints unique to certain Retailers in approximately 238 stores, the ILN delivers individual coupons rather than a shopping list.

     The Company's contracts with Manufacturers provide them with the opportunity to offer promotions on an exclusive basis within 13 four-week cycles during a year. These product categories are generally based on standard industry classifications of household and consumer products available in supermarkets. The purchaser of a particular category is given the exclusive right to promote products in that category for each cycle purchased. Categories are generally purchased nationally, although programs can be developed with regional differences in mind.

     The Company's primary source of revenue is the sale of product category cycles to Manufacturers. The Company's revenue is generated from a fee charged for each redeemed electronic incentive and in certain cases an ILN access fee.

MANUFACTURER PRODUCTS

     ILN Targeting Products. The Company's core product offered to Manufacturers is the ability to tailor promotions and incentives to individual shoppers based upon their degree of loyalty to the promoted product as demonstrated by prior purchase history. On a daily basis, the ILN chooses a unique set of promotions for each shopper according to Manufacturer specifications.

     ILN Universal Products. The Company also offers Manufacturers the ability to show a product offer or other incentive to all ILN visitors, regardless of purchase history. For example, the Company's Check-In-Ad'tm' product is typically offered to account-specific Manufacturer sales representatives who wish to show a universal offer to ILN visitors and increase the visibility of their promotion by potentially receiving an ad placement in a Retailer's weekly flyer. The universal aspect of Check-In-Ad'tm' promotions allows such offers to be advertised by Retailers because all ILN visitors are assured of seeing these promotions. Retailers join Inter*Act in selling this product and receive a portion of the Company's Check-In-Ad'tm' fees for doing so.

     The Company also markets a product that combines Check-In-Ad'tm' with its ILN targeting products in its new '3+1=More'tm' offering to Manufacturers. 3+1=More'tm' takes a typical four-week cycle and offers three weeks of targeted promotions plus one week of universal promotion to maximize volume and efficiencies. The ILN can also deliver free recipes prominently featuring the sponsoring brands as the key ingredients. Brand focused recipes offer two distinct benefits for Manufacturers. First, participating Manufacturers may use the recipe feature as an opportunity to continue reaching shoppers with a seasonal alternative to discounting. Second, Manufacturers that do not generally offer discounts may consider using recipes as an integral part of their marketing strategy by implementing an ongoing program of different recipes. The Company intends to target this program to Manufacturers that do not generally offer discounts but may elect to test discounting in conjunction with the recipes to measure the incremental sales gained by adding discounts as a purchase incentive.

PRICING

     Pay on Redemption. Manufacturers pay a transaction fee to the Company predominantly based upon an electronically cleared redemption of ILN's electronic incentives. The transaction fee is composed of (i) a redemption fee,
(ii) a processing fee and (iii) an incentive fee (the face value of the discount for the consumer). Inter*Act retains the redemption fee, passes through the incentive fee to the Retailer and pays the Retailer the processing fee. In the case of the Company's targeting products, the amount of the redemption fee earned by the Company depends on whether the consumer who redeems the promotion is a 'targeted' consumer (one for whom the Manufacturer is specifically directing the promotion in order to reward loyalty or to encourage switching brands) or an 'entry-level' consumer (a shopper for whom the ILN has insufficient data on prior purchasing activity to determine appropriate targeted promotions). The Company earns a higher fee when it provides a Manufacturer with a targeted redemption. The Company can also receive revenue on a fixed charge per day basis from Manufacturers who contract for recipes and event promotion screens. Event promotion screens are full screens shown on the ILN that are dedicated to a specific market campaign.

     Brand Contract Terms. The principal elements of the Company's brand contracts with Manufacturers are brand identity, product category exclusivity, dollar commitment and the start and end dates of the promotion period. The typical contract duration is for four-to-twelve week periods or until the total dollar commitment is exhausted. In some cases, contract duration may be for one year. The Company offers category exclusivity to Manufacturers on the ILN (i.e., two brands of soups will not simultaneously have promotions on the ILN). If the dollar commitment is exhausted prior to the contract term, the Manufacturer can choose to terminate the promotions for the duration of the period or to increase the dollar commitment. If the contract term expires before the dollar commitment is exhausted, the contract will terminate unless the Manufacturer elects to continue the promotion until the original dollar commitment is exhausted, providing the category has not been contracted by a competing brand. National contracts of three cycles or more receive renewal rights for the following year.

RETAILER PRODUCTS

     The Company offers its Retailer partners the ability to promote to, and communicate with, their shoppers on a cardholder-specific basis. Retailers can promote private label products and perimeter departments through the ILN, conduct sweepstakes and games electronically, and communicate with customers through customized screens. In the first half of 1998, the Company is launching a series of Retailer products designed to allow Retailers to communicate with and reward their best customers, just as they enter a store. These products give the Retailer the ability to target promotions to specific cardholders that the Retailer has selected. The Retailer can use these products to support 'Top Shopper' programs, continuity programs, and buyers clubs (e.g., a 'Baby' products club). The Company currently charges Retailers nominal fees for use of the ILN. Retailer use of the ILN substantially increases consumer usage of the ILN. The Company expects that substantially all of its revenue will be earned from Manufacturers.

RETAILER PARTNERS

     Set forth below are the Retailers who have entered into contracts as of March 25, 1998 to use the ILN and the resulting installations the Company has achieved to date.

  REGIONAL                                                                   STORES
STATISTICAL                                                               CONTRACTED TO       STORES
    AREA                              RETAILER                             RECEIVE ILN       INSTALLED
------------  ---------------------------------------------------------   -------------      ---------
New England   A&P New England..........................................          50               50
              Grand Union..............................................          57               57
                                                                             ------          ---------
              Total New England........................................         107              107
                                                                             ------          ---------
Mid Atlantic  A&P Metro................................................         122              122
              A&P (Baltimore/Washington)...............................          86               86
              Acme.....................................................         178              178
              Food Emporium............................................          16               16
              Food Lion................................................       1,077               49
              Giant Maryland...........................................         160            --
              Grand Union..............................................         116              116
              Laneco...................................................          16               16
              Price Chopper............................................          91            --
              SuperFresh...............................................          68               68
              Waldbaum's...............................................          81               81
              Weis Markets.............................................         125            --
                                                                             ------          ---------
              Total Mid Atlantic.......................................       2,136              732
                                                                             ------          ---------
South East    A&P New Orleans..........................................          36            --
              A&P Atlanta..............................................          48               48
                                                                             ------          ---------
              Total South East.........................................          84               48
                                                                             ------          ---------
East Central  Farmer Jack..............................................          95                6
              Food Town................................................          10            --
              Marsh....................................................          74            --
              Riser....................................................          57            --
                                                                             ------          ---------
              Total East Central.......................................         236                6
                                                                             ------          ---------
West Central  Jewel Food Stores........................................         186               17
              Kohl's...................................................          46               46
                                                                             ------          ---------
              Total West Central.......................................         232               63
                                                                             ------          ---------
South West    Gerlands.................................................          16               16
              Randalls/Tom Thumb.......................................         150            --
                                                                             ------          ---------
              Total South West.........................................         166               16
                                                                             ------          ---------
Pacific       Lucky North..............................................         177              177
              Lucky South..............................................         245              168
                                                                             ------          ---------
              Total Pacific............................................         422              345
                                                                             ------          ---------
              Total....................................................       3,383            1,317
                                                                             ------          ---------
                                                                             ------          ---------

TECHNOLOGY AND SOFTWARE

ILN SOFTWARE

     The Company maintains a staff of software developers and engineers. This team continually refines and enhances ILN functionality for both Manufacturers and Retailers. It also has primary responsibility for developing the unique interfaces required to connect the ILN to each Retailer's point-of-sale system controller. The Company's core targeting products are driven by its proprietary Target Engine Software ('TES') which collects and analyzes each shopper's cumulative market basket of purchases stored over a rolling time period of between three and 12 months depending on the size of the store. On a daily basis, TES selects for each shopper up to 40 product promotions from the larger universe of promotions available on the ILN (between 100 and 200 on a fully loaded system) based on each consumer's purchasing history. Presently the Company is developing software and hardware enhancements to enable Inter*Act to collect and analyze consumer data over longer periods in all stores.

     For each product category available on the ILN, the TES classifies each consumer as follows:

                        CLASSIFICATION                           CONSUMER DESCRIPTION
                 ----------------------------  --------------------------------------------------------
'Targeted'       Brand loyal.................  Tends to purchase consistently the Manufacturer's brand within the product category
'Targeted'       Brand switcher..............  Tends to demonstrate little brand loyalty, buying several different brands over time within a category
'Targeted'       Brand competitive...........  Tends to purchase consistently a competitor's brand
'Untargeted'     Entry level.................  A consumer who has no record of purchasing products within the product category

     Customers are offered promotions with specific incentives on specific products depending on their individual purchasing profiles. For example, a customer classified as 'brand competitive' can be offered a higher discount than would a consumer classified as a 'brand switcher,' who in turn would receive a higher discount than would a consumer classified as 'brand loyal.' In this way, the TES offers Manufacturers the ability to execute different promotional strategies for the same product simultaneously. Manufacturers pay a higher fee to the Company for targeted promotion redemptions than for entry level promotion redemptions and have the flexibility to change the relative face values of redemptions for each targeted category. Until a customer has a purchase history in every product category on the ILN, he or she may also see a number of entry level promotions, which are randomly selected by the TES.

     ILN software also enables event promotions (full screen(s) dedicated to the promotion of a specific marketing campaign), sweepstakes and games, full-motion videos and printed vouchers that shoppers can mail in for rebates or other special promotions. The Company's current system release gives Retailers the ability to target offers directly to a predetermined set of customers, such as preferred shoppers.

ILN HARDWARE

                            INTERACT LOYALTY NETWORK
                      IN-STORE CONFIGURATION & INTERACTION

                                  [FLOW CHART]

     A customer can access the ILN by inserting his or her frequent shopper card, as issued under the store's existing loyalty card program, into the Company's ATM-like terminal(s) located near the entrance to the store. The system identifies the customer and, based upon data gathered by the ILN on that customer's cumulative purchasing history, displays full color images of promotions and discounts specifically selected for that customer. The ILN may also present several 'universal' promotions (offered by either the Retailer or Manufacturers) to all ILN visitors. The customer selects desired promotions, usually price discounts, multiple purchase bonuses or free product samples, by simply touching the desired product icon displayed on the screen. When the selection process is complete (in less than 60 seconds for most shoppers), the ILN terminal can deliver a 'shopping list' of all selected promotions, which serves to remind the customer of the selected promotions while shopping. After shopping, the customer's purchases and frequent shopper card are electronically scanned at checkout, and the ILN (i) verifies that the promoted items were purchased, (ii) immediately notifies the store register system to give the customer the selected discounts and promotions and (iii) records all the customer's purchases for use in more accurately targeting promotions during future visits. Due to technological constraints unique to certain Retailers in approximately 238 stores, the ILN delivers individual coupons rather than a shopping list.

     A shopping list offers several advantages over paper coupons. The customer does not need to present this list at checkout to receive the discounts for promoted products. Rather, the shopping list serves as a reminder to the shopper to purchase the promoted products.

SALES AND MARKETING

     The primary focus of the Company's sales effort is to attract national Manufacturers to contract for ILN category cycles. The sales effort is conducted primarily through the Company's direct sales force, all of whom are experienced in packaged goods and marketing services sales. These people are organized into geographical teams, with operations in San Francisco, Los Angeles, Chicago, Cincinnati, Atlanta, New Jersey, Philadelphia, and Norwalk. The teams are headed by group sales directors who report to the Vice President, National Sales. The Company augments its direct sales efforts through the development of strategic relationships with prominent promotion agencies and food brokers. Through development of custom events and packages, the Company can provide a unique offering to both of these constituents, giving a competitive point of difference in the marketplace. This, in turn, generates trial and bona fide success stories among their principals which can be cultivated into larger headquarter commitments.

     The Company plans to continue to aggressively hire experienced, well trained industry sales professionals into key positions across the nation and to invest in continuous training of the team. The Company's sales team is directed towards (a) securing tactical programs from Manufacturers, and pursuing account growth through analysis, repeat sales and further brand penetration through successful trials and (b) strategic sales, in which the Company pursues long-term multi-brand commitments from prominent Manufacturers in return for longer-term contractual commitments to the ILN.

     Retailer sales efforts are conducted through direct mail campaigns, trade shows and two Company-employed sales representatives, supported by senior management. Ongoing Retailer service, support, and product sales are provided by the Company's Client Services group. Client Service account executives typically have substantial industry experience selling packaged goods to Retailers and are responsible for maximizing each Retailer's use of ILN functionality.

SUPPLY OF ILN TERMINALS

     As of March 25, 1998, the Company is negotiating with a number of major equipment integrators to supply ILN terminals and servers to the Company, and expects to conclude a non-exclusive terminal supply agreement during the second quarter of 1998. The Company recently terminated a three-year exclusive supply agreement with Thermo Information Solutions, Inc. ('Thermo'). See Part II, Item
7. 'Management Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1997 Compared with Year Ended December 31, 1996.'

INTELLECTUAL PROPERTY MATTERS

     The Company currently uses U.S. Patent No. 4,554,446 (the '446 Patent') in its in-store consumer product promotion and couponing business. The Company is licensee of the '446 Patent, which expires in November 2003, through separate agreements with the holders of rights in this patent. With respect to one license agreement under which the Company is assignee, the Company is required to pay a royalty of 2% of the gross collected revenues of the Company, to the extent derived from the Company's exploitation of the patent, with such royalty decreasing to 1% of such revenues after $10 million in aggregate royalties have been paid to the licensors. This license agreement requires that certain minimum monthly payments be made to the licensors, and be exceeded within approximately two years, in order to avoid triggering a termination right on the part of the licensors. With respect to another license agreement, the Company is required to pay the licensor a royalty of .8% of the gross collected revenues of the Company to the extent derived from the Company's exploitation of the patent, until such time as the licensor has received the aggregate sum of $600,000 after which no additional royalty payments are required. This license agreement requires certain minimum monthly payments to the licensor. Additionally, the Company is required to pay royalties to a former director of the Company who was an earlier licensee of this patent and assigned his rights therein to the Company, in exchange for certain ongoing payments and other consideration, to the Company's subsidiary, which in turn has assigned such rights to the Company. See Part III,
Item 13. 'Certain Relationships and Related Transactions.' See ' -- Products and Services -- Inter*Act Loyalty Network.' In addition, the foregoing license agreements include two patents that are not presently used in the Company's business.

     During the third quarter of 1997, the Company acquired pursuant to a patent license agreement, certain exclusive and nonexclusive rights for U.S. Patent No. Re.34,915 for a 'Paperless System for Distributing, Redeeming and Clearing Merchandise Coupons.' Consideration for such license included cash, shares of Common Stock and royalties based on the Company's future revenue stream from such patent. The term of such agreement is for as long as the patent remains valid and enforceable, subject to certain termination rights as set forth in such agreement. Management believes that by obtaining the rights to this patent, the Company will experience a significant competitive edge in the electronic coupon redemption industry in the future.

     The Company has acquired the registered trademark Coupon Xpress'r'. Inter*Act Loyalty Network is a service mark of the Company and an application for federal registration of the mark is pending. Applications for Inter*Act Promotion Network'tm' and Coupon Central'tm' are also pending.

CUSTOMERS AND COMPETITION

     The Company competes against a wide range of promotional media for Manufacturers' advertising and promotional dollars, including television, radio, print and direct mail. The Company also competes against providers of in-store and point-of-sale marketing platforms, such as ActMedia, Inc. ('ActMedia'), which provides automatic coupon dispensers in the aisles of supermarkets, and Catalina, which provides an electronic marketing network that delivers coupons to consumers at checkout lanes based on that day's purchases. The Company competes for promotional dollars based on several factors, including the ability to more accurately and effectively target consumers, the ability to demonstrate Retailer support of the system, the ability to influence buying behavior, promotion flexibility, and price. Most of the Company's competitors are larger and have substantially greater resources than the Company. In many of the grocery stores in which the Company has installed its ILN, ActMedia and Catalina also provide their in-store promotion services.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 200 employees primarily full-time. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial, sales and technical employees. The Company anticipates that the nationwide commercialization of the

ILN will require the hiring of a substantial number of new employees in connection with the planned expansion of its business.

RELATIONSHIP WITH VANGUARD

     The Company receives business development and other support from Vanguard Cellular Systems, Inc. (together with its subsidiaries, 'Vanguard') the Company's largest shareholder. Stephen R. Leeolou, Chief Executive Officer and Chairman of the Company, is also Co-Chief Executive Officer of Vanguard. Six of the Company's eleven directors are also directors of Vanguard. See Part II, Item
7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors' and Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management,' and Part III, Item 13. 'Certain Relationships and Related Transactions'.

ITEM 2. PROPERTIES

     The Company is headquartered in Norwalk, Connecticut, where it leases 33,452 square feet of office space. The lease runs through January 31, 2000. The Company also leases 2,080 square feet of warehouse storage space in Central Islip, New York. The lease runs through June 1999. The Company intends to lease other warehouse storage space as necessary and believes that suitable space will be readily available to meet its anticipated needs for the foreseeable future. Warehouse space is leased in South Carolina to meet the Company's needs of storing finished kiosks and kiosk supplies. The Company believes this space is adequate to accommodate the Company's variable storage requirements. Additional warehouse space is leased in Columbus, Ohio which is used to store finished kiosks, servers, and kiosk supplies.

ITEM 3. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina alleging that Catalina has infringed United States Letters Patent No. 4,554,446 (the '446 Patent') under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina asserted a second counterclaim alleging that the Company is infringing a newly issued Catalina patent, U.S. Patent No. 5,612,868. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of U.S. Patent No. 5,612,868. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of these actions cannot be predicted. However, the Company intends to assert its claims vigorously.

     In January 1998, Catalina Marketing International, Inc. ('Catalina International,' a subsidiary of Catalina) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the '041 Patent') which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo and Coleman Research Corporation ('Coleman'), who have manufactured kiosks pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop further alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International, which may include the filing of appropriate counterclaims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no established trading market for the Common Stock. Inter*Act has no current intention to list the Common Stock for trading on any securities exchange or on any automated dealer quotation system. As of March 25, 1998, the company had 7,728,555 shares of Common Stock issued and outstanding, which shares were held by 224 shareholders of record.

     The Company has not paid any cash dividends since its inception and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of dividends in the future will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect of the payment of dividends, and other factors the Company's Board of Directors deems relevant. The Company's ability to pay dividends or make distributions to shareholders is also restricted by the terms of the Indenture.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to, and should be read in conjunction with, Part II, Item
8. 'Financial Statements and Supplementary Data -- Consolidated Financial Statements', including notes thereto, and, Part II, Item 7. 'Management's Discussion and Analysis of and Results of Operations'. In February 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. For comparability purposes, the following summary consolidated financial data of the Company for the year ended 1996 has been restated into a comparable twelve month period ended December 31, 1996. The consolidated financial data for the years 1994 through 1997 have been derived from audited consolidated financial statements.

                                                                     THREE MONTH PERIOD
                                                  YEAR ENDED               ENDED                   FISCAL YEARS ENDED
                                             --------------------    ------------------    -----------------------------------
                                                 DECEMBER 31,           DECEMBER 31,       SEPTEMBER 28,      SEPTEMBER 30,
                                             --------------------    ------------------    -------------    ------------------
                                               1997        1996       1996       1995          1996          1995       1994
                                             --------    --------    -------    -------    -------------    -------    -------
                                                       (UNAUDITED)              (UNAUDITED)
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Gross sales...............................   $  1,672    $    823    $   408    $    78      $     492      $   255    $     6
    Less: Retailer reimbursements.........       (964)       (482)      (240)       (45)          (287)        (144)        (4)
                                             --------    --------    -------    -------    -------------    -------    -------
     Net sales............................        708         341        168         33            205          111          2
                                             --------    --------    -------    -------    -------------    -------    -------
Operating Expenses:
    Direct costs..........................      5,784       3,030        939        275          2,298          903        262
    Selling, general and administrative
      expenses............................     26,352       8,468      3,077      1,453          6,911        3,391      1,973
    Depreciation and amortization of
      intangibles.........................      3,934       1,201        468         88            821          191         32
                                             --------    --------    -------    -------    -------------    -------    -------
    Total operating expenses..............     36,070      12,699      4,484      1,816         10,030        4,485      2,267
                                             --------    --------    -------    -------    -------------    -------    -------
Operating loss............................    (35,362)    (12,358)    (4,316)    (1,783)        (9,825)      (4,374)    (2,265)
                                             --------    --------    -------    -------    -------------    -------    -------
Other income (expense)
    Interest income.......................      3,892       2,251      1,249          7          1,009           35          9
    Interest expense......................    (18,033)     (6,948)    (4,263)       (58)        (2,743)        (187)       (88)
    Other expense.........................       (301)      --         --         --           --             --         --
                                             --------    --------    -------    -------    -------------    -------    -------
    Total other expense...................    (14,442)     (4,697)    (3,014)       (51)        (1,734)        (152)       (79)
                                             --------    --------    -------    -------    -------------    -------    -------
Loss from operations before income
  taxes...................................    (49,804)    (17,055)    (7,330)    (1,834)       (11,559)      (4,526)    (2,344)
Income taxes..............................        (10)      --         --         --           --             --         --
                                             --------    --------    -------    -------    -------------    -------    -------
Net loss..................................   $(49,814)   $(17,055)   $(7,330)   $(1,834)     $ (11,559)     $(4,526)   $(2,344)
                                             --------    --------    -------    -------    -------------    -------    -------
                                             --------    --------    -------    -------    -------------    -------    -------
Loss Per Common Share:
    Basic.................................   $  (6.48)   $  (2.46)   $ (0.96)   $ (0.44)     $   (1.91)     $ (1.27)   $ (0.83)
                                             --------    --------    -------    -------    -------------    -------    -------
                                             --------    --------    -------    -------    -------------    -------    -------
    Diluted...............................   $  (6.48)   $  (2.46)   $ (0.96)   $ (0.44)     $   (1.91)     $ (1.27)   $ (0.83)
                                             --------    --------    -------    -------    -------------    -------    -------
                                             --------    --------    -------    -------    -------------    -------    -------
Weighted average number of common shares:
    Basic.................................      7,692       6,939      7,669      4,126          6,038        3,556      2,830
    Diluted...............................      7,692       6,939      7,669      4,126          6,038        3,556      2,830
OTHER DATA: (in whole numbers)
    Installed terminals at end of
      period..............................      1,840         623        623         96            614           62          7
    Installed stores at end of period.....      1,148         335        335         51            328           25          3

                                                                     DECEMBER 31,        SEPTEMBER 28,      SEPTEMBER 30,
                                                                 --------------------    -------------    -----------------
                                                                   1997        1996          1996          1995      1994
                                                                 --------    --------    -------------    ------    -------
                                                                                   (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
    Working capital (deficit).................................   $ 38,478    $ 86,230      $  91,835      $ (753)   $    63
    Total assets..............................................     81,023     105,765        107,757       2,178        644
    Total debt................................................     91,406      76,866         72,923       2,042      1,893
    Common stock purchase warrants(1).........................     27,436      24,464         24,464        --        --
    Stockholder's equity (deficit)............................    (48,432)        643          7,934        (910)    (1,417)

------------

(1) Reflects the effect of the valuation of the warrants issued in the Private Placement, which are exercisable for 9.429 shares of Common Stock per warrant. The exercise price of $.01 per share was

                                              (footnotes continued on next page)

(footnotes continued from previous page)

    deemed to have been paid at the time of issuance. See Notes 6 and 8 to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this report. This report contains certain statements regarding future operating results and anticipated growth, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact on the Company, could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in ' -- Risk Factors' and elsewhere in this report.

     The Company is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer products Manufacturers and Retailers to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'tm' ('ILN'), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks'tm', located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

     In the second quarter of 1997, the Company changed the reference to its proprietary interactive multimedia system from Inter*Act Promotion Network ('IPN') to Inter*Act Loyalty Network ('ILN') in order to more closely align the marketing of Inter*Act's products and services to the supermarket industry, whose participants are increasingly pursuing frequent shopper or loyalty card programs, as well as to Manufacturers, who typically seek to win new customer loyalty.

     The Company recognizes revenue as electronic discounts are redeemed at store cash registers. Manufacturers pay a fee to the Company for each redemption. The fee is composed of (1) a retailer processing fee, (2) a redemption fee and (3) the face value of the coupon. The Company, in turn, passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the Manufacturers. Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions, and these amounts are recorded as deferred revenue until earned through redemptions. The Company's net sales and results of operations during the periods presented have not been significantly affected by inflation.

     Direct costs of the Company consist of such expenditures for direct store support, paper used in the kiosks to print shopping lists and recipes, direct marketing costs, telecommunications between the stores and the Company and retailer processing fees. Selling, general and administration expenses include items relating to sales and marketing, administration, non-paid promotional expenses and royalties payable under certain patent agreements.

     Non-paid promotional expenses represent consumer discounts and retailer processing fees paid to the Retailer by the Company on promotions offered on the ILN that are not funded by a Manufacturer contract. Manufacturer participation in the ILN to date has been characterized by a substantial number of trial commitments leading to increasing dollar commitments to the ILN from those Manufacturers as the network approaches a more national footprint. In the fourth quarter of 1997, the Company completed the installation of the Lucky North division of American Stores in Northern California. As of March 25, 1998, the Company has begun installation of Retailers in Los Angeles and Chicago. As the network grows and is more widely accepted by Manufacturers, the Company believes that the need for non-paid promotions will diminish and that revenues from Manufacturers will increase.

     To date, the Company has generated minimal operating revenue, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders deficit of $48.4 million as of December 31, 1997 and has incurred losses of $49.8 million, $7.3 million and $11.6 million for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively. The Company expects to incur substantial additional costs to install additional ILN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in 1998 and may operate at a loss for the foreseeable future, and there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     The Company had installed 1,840 terminals in 1,148 stores as of December 31, 1997 as compared to 623 terminals in 335 stores as of December 31, 1996.

     Total redemptions for the year ended December 31, 1997 increased by approximately 11.3 million redemptions to 16.2 million redemptions from 4.9 million redemptions in the comparable period in 1996. Average redemptions/day/store decreased to 56 from 65 for the year ended December 31, 1997 versus the comparable period in 1996. The decrease in average redemptions/day/stores was primarily attributed to a 1996 fourth quarter sweepstakes promotion sponsored by a Retailer, which at that time represented over 50% of the Company's limited store base. This promotion was primarily responsible for the strong average redemptions/day/store reported in the fourth quarter 1996 of 93. Average redemptions/day/store were 75 during the fourth quarter 1997. Fourth quarter 1997 redemptions were 7.7 million as compared to
2.8 million redemptions in the same period of 1996.

     Manufacturers promoting on the ILN system for at least one week during the 1997 and 1996 periods increased to 52 from 26, respectively, while total products promoted increased to 86 from 84. Net sales during the year ended December 31, 1997, increased to $708,000 from $341,000 in the 1996 period, primarily as a result of the larger installed base of ILN terminals. During the three month period ended December 31, 1997, net sales increased to $188,000 from $168,000 in the same period in 1996.

     Operating loss for the year ended December 31, 1997 was $35.4 million versus an operating loss of $12.4 million in calendar 1996. The increased loss was primarily due to higher employee costs, non-paid promotions, settlement costs incurred to terminate an exclusive supplier contract, fixed asset write-offs, legal fees and depreciation expense. Higher employee costs of approximately $5.5 million represent an increase of 96 employees, from 99 employees at December 31, 1996 to 195 employees at December 31, 1997. Most of the increase in headcount represents additional technology and field service personnel to support the increase in number of terminals and stores installed. Non-paid promotion expense increased by $4.3 million in the 1997 twelve-month period, to $6.3 million from $2.0 million in the comparable 1996 period. Non-paid promotions represent consumer incentives and retailer processing fees paid for by the Company instead of by contracted Manufacturers and are placed on the ILN in order to stimulate consumer usage. As the network grows and is more widely accepted by Manufacturers the Company believes that the need for non-paid promotions will diminish substantially. During the third quarter of 1997, the Company entered into preliminary negotiations with Coleman, a parent of Thermo, to terminate an exclusive supply agreement whereby Coleman was to fulfill the Company's anticipated terminal requirements for a three-year period. Such negotiations led to execution of a mutual termination agreement during the first quarter of 1998. As part of this mutual termination agreement, the Company agreed to pay $4.5 million, in installments, to pay balances on previously purchased ILN equipment, to acquire certain inventory and to obtain early release from the exclusivity provision of the original contract to allow the Company to pursue relationships with new vendors. Of this amount, $4.1 million was charged to operating income during 1997 and approximately $400,000 related to supplies and terminal parts acquired by the Company in the Agreement and is reflected in other current assets as of December 31, 1997. The Company recorded approximately $1.1 million of fixed asset write-offs during the year ended December 31, 1997, primarily representing the disposal of obsolete assets. Legal expense, primarily costs associated with patent litigation, increased by $1.1 million over the comparable 1996 period (see Note 11 to Notes to Consolidated Financial Statements). Depreciation expense increased by $2.7 million reflecting the addition of approximately 1,200 terminals installed in 800 stores from December 31, 1996 to December 31, 1997. Fourth quarter 1997 operating loss of $13.2 million was $8.9 million higher than in the fourth quarter of 1996, primarily reflecting additional headcount and expenses associated with increased installations of terminals, the Coleman settlement of approximately $2.8 million (approximately $1.3 million was recorded in the third quarter of 1997), increased non-paid promotion expense of $2.0 million and higher depreciation expense of $831,000.

     Net loss for the year ended December 31, 1997 increased by approximately $32.7 million from $17.1 million in the comparable 1996 period to $49.8 million primarily due to higher operating losses of $23.0 million, increased non-cash interest expense of $11.1 million and higher other expenses of $300,000, offset by an increase in interest income of $1.6 million. Non-cash interest expense of $18.0 million during the year ended December 31, 1997 reflects the interest expense on the issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 for which the Company received net proceeds of $90.8 million
(See' -- Liquidity and Capital Resources'). Interest income of $3.9 million for 1997 reflects an increased average cash balance during 1997 versus the comparable period in 1996. Net loss for the three month period ended December 31, 1997, was $17.3 million, an increase of $10.0 million compared to the same three month period in 1996 due to increased operating losses and interest expense of $8.9 million and $400,000, respectively, and lower interest income of $500,000.

THREE MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTH PERIOD ENDED DECEMBER 31, 1995

     Net sales were $168,000 and $33,000 in the 1996 and 1995 three month periods, respectively. The increase was primarily attributable to the addition of ILN terminals installed in stores in the 1996 period. As of December 31, 1996 and December 31, 1995, 335 and 51 stores contained ILN terminals, respectively. Net sales did not increase proportionately with the increase in installed stores. The number of Manufacturers promoting on the ILN for at least one week during the 1996 and 1995 periods increased to 25 from 22, respectively, while total product offerings promoted decreased to 75 from 82. Average paid redemptions/day/store decreased to 17 from 30. This was principally a result of ILN terminals in the 1996 period being supported through a higher number of non-paid incentives than were promoted in the 1995 period.

     Operating loss increased to approximately $4.3 million from $1.7 million in the three month period ended December 31, 1996, versus the comparable 1995 period. The increase was primarily due to increased employee headcount, increased supplies and other expenses related to increased ILN usage, increased non-paid promotion expense of approximately $1.0 million and higher depreciation expense of approximately $380,000. The increase in employee costs resulted from increased headcount required to support additional store roll-outs and increased emphasis on sales and marketing.

     Net loss increased by approximately $5.5 million to $7.3 million for the three month period ended December 31, 1996, reflecting the increased operating loss of $2.5 million, and higher interest expense of $4.2 million attributable to the issuance of the $142 million of 14% Senior Discount Notes on August 2, 1996 (See' -- Liquidity and Capital Resources'), offset by higher interest income of $1.2 million resulting from increased cash balances from the proceeds of such issuance.

FISCAL YEAR ENDED SEPTEMBER 28, 1996 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1995

     Net sales were $205,000 and $111,000 during the fiscal years ended September 28, 1996 and September 30, 1995, respectively. As of September 28, 1996 and September 30, 1995, the Company had installed terminals in 328 and 25 stores, respectively. The Company generated minimal operating revenue from its inception in 1993 through December 31, 1996 having devoted most of its resources to the development, testing and initial deployment, capital formation and recruitment of management and other key employees.

     Operating loss was $9.8 million in the fiscal year ended September 28, 1996, reflecting an increase of $5.5 million or 125% in operating loss over the comparable period in 1995. The increase was primarily due to higher employee costs, increased non-paid promotions of $696,000, increased supply expenses of $1.4 million and higher depreciation expense of $630,000. The increase in employee expense represents an increase of employees to support the roll-out of terminals in stores. Higher supply costs and depreciation relate to the additional 500 terminals installed in 300 stores during the fiscal year ended September 28, 1996.

     Net loss for the fiscal years ended September 28, 1996 and September 30, 1995 was $11.6 million and $4.5 million, respectively. The increase in net loss for the year ended September 28, 1996 over the comparable prior year was primarily attributable to higher operating losses of $5.5 million and increased interest expense of $2.6 million, offset by increased interest income of $1.0 million. Interest expense of $2.7 million in 1996 reflects interest expense on the issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 (See ' -- Liquidity and Capital Resources'). The increase in interest income during the fiscal year ended September 30, 1996 reflects an increased average cash balance in 1996 versus the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1997, the three month period ended December 31, 1996, and the fiscal years ended September 28, 1996 and September 30, 1995, cash used in operating activities was $22.2 million, $2.6 million, $6.7 million and $3.8 million, respectively. From inception to December 31, 1997, the Company generated minimal revenue yet incurred expenses related to the development of its ILN technology, test marketing the product and recruiting additional personnel. The Company has funded its operations through private sales of debt and equity securities. From its inception through December 31, 1997, the Company's stockholders had contributed $27.7 million of equity to the Company of which $2.0 million was originally issued as debt and subsequently converted to equity. The Company consummated a private offering of debt securities (the 'Private Placement') on August 2, 1996 for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the 'Notes') and warrants (the 'Warrants') to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Notes) had not been completed and as a result thereof, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. For a further description of the Notes and Warrants, See Notes 6 and 8 to the Notes to Consolidated Financial Statements included elsewhere herein.

     In January 1997, the Company consummated an exchange offer (the 'Exchange Offer'), whereby the holders of the Notes issued in the Private Placement exchanged such Notes for new Notes (the 'Exchange Notes') that were registered under the Securities Act of 1933, as amended. The Exchange Notes do not bear legends restricting the transfer thereof.

     At December 31, 1997, the Company had working capital of $38.5 million, compared to working capital of $86.2 million at December 31, 1996. Total cash and cash equivalents at December 31, 1997 and December 31, 1996 was $45.2 million and $88.3 million, respectively. The Company's current level of indebtedness, amounting to approximately $91.4 million, represents long-term debt resulting from the Private Placement.

     In the year ended December 31, 1997, cash used in investing activities was $20.9 million, primarily reflecting disbursements for net capital expenditures of $20.1 million. During the year ended December 31, 1997, the Company installed approximately 1,200 terminals in over 800 stores. Of the $20.1 million net capital expenditures, approximately $6.9 million relates to ILN equipment for planned 1998 installations, the majority of which the Company expects to be installed during the first half of 1998. The Company estimates its 1998 capital expenditures will be approximately $15 million, to be used primarily for ILN equipment.

     In the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, cash used in investing activities was $2.6 million, $8.7 million and $1.7 million, respectively. Expenditures for ILN equipment was the primary use of funds in each of these years.

     In the fiscal year ended September 28, 1996, cash provided by financing activities was $108.8 million, reflecting net proceeds received of $90.8 million from the Private Placement and $18.3 million received from the issuance of common stock. In the fiscal year ended September 30, 1995, cash provided by financing activities was $5.4 million of which $5.0 million represent net proceeds from the issuance of common stock. Financing activities during the year ended December 31, 1997 and the three month period ended December 31, 1996 did not provide any cash to the Company.

     As of March 24, 1998, the Company terminated its three-year exclusive terminal supply relationship with Coleman and its subsidiary, Thermo (collectively, the 'Vendors'). As part of this mutual termination agreement, the Company agreed to pay $4.5 million, in installments, to pay balances on previously purchased ILN equipment, to acquire certain inventory and to obtain early release from the exclusivity provision of the original contract to allow the Company to pursue relationships with new vendors. See ' -- Year Ended December 31, 1997 Compared with Year Ended December 31, 1996.' Further, the Vendors will supply the Company with 350 additional kiosks.

     The Company continues to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its ILN. The Company intends to raise additional equity or debt capital to fund its ongoing 1998 and 1999 expansion plans. In addition, the Company has received several multi-year equipment leasing proposals from equipment manufacturers for future purchases of ILN equipment. There is no assurance that such additional capital or equipment financing can be obtained. In the event that such additional capital or equipment financing is not obtained, the Company believes that existing cash and cash equivalents, together with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 1999. Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in shortfalls in revenue. For example, shortfalls could occur if the Company experiences delays in installations of the ILN such that any growth in paid redemption volume is delayed.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture related to the Exchange Notes permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

     The Company is currently in the process of updating its systems to ensure all programs are year 2000 compliant. The Company will utilize internal and external resources to reprogram, replace and test systems for year 2000 compliance. The estimated cost of such project is estimated to be approximately $300,000. Year 2000 compliance testing is expected to be completed no later than December 31, 1998. The Company is also reliant on Year 2000 compliance by Retailers with respect to the Company's TES ability to process and collect data from the TES interface to each of the Retailer's point-of-sale systems. The Company is currently working with Retailers to test such interfaces for year 2000 compliance. There can be no assurance that a failure by a Retailer to become Year 2000 compliant will not negatively affect the Company with respect to that Retailer.

RISK FACTORS

     The information contained in this report should be read in conjunction with the following factors.

LIMITED OPERATING HISTORY; SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; FUTURE
LOSSES

     The Company was incorporated in February 1993 and has concentrated its efforts on the development, testing and initial deployment of the ILN, on capital formation and on the recruitment of management and other key employees. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. To date, the Company has generated minimal operating revenue, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated stockholders deficit of $48.4 million as of December 31, 1997 and has incurred losses of $49.8 million, $7.3 million and $11.6 million for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively. The Company expects to incur substantial additional costs to install additional ILN terminals and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expended $6.3 million and $2.0 million for the year ended December 31, 1997 and December 31, 1996, respectively, to sponsor promotions. The Company will incur net losses in fiscal 1998 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

     The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. To address these risks, the Company must, among other things, effectively manage any growth that may occur, successfully commercialize its product by securing new and renewal commitments from Manufacturers, respond to competitive developments and attract and retain management and other key personnel.

ABILITY TO OBTAIN BRAND CONTRACTS; LENGTHY SALES CYCLE

     All or substantially all the Company's revenue is expected to be derived for the foreseeable future from fees paid by Manufacturers that promote products on the ILN. However, many Manufacturers currently participating in the ILN are doing so at relatively low promotional dollar commitments to test the ILN's effectiveness. Accordingly, the Company's future success will depend substantially on its ability to establish, maintain and expand relationships with Manufacturers to promote their products using the ILN. Moreover, it is critical that the Company obtain additional commitments from Manufacturers of major brands in the most popular consumer product categories, as it has recently done with Keebler, Procter & Gamble, General Mills and Pillsbury, and to develop long-term relationships with these Manufacturers in order to ensure that an appropriate mix of products is displayed on the ILN.

     In addition, the Company has experienced a lengthy sales cycle in marketing the ILN to Manufacturers. In most cases, the time between initial contact with the Manufacturer and the execution of the final contract, if any, exceeds five months. The Company could fail to obtain such commitments or could experience substantial delays in obtaining such commitments, and, once such commitments are received, the Company could fail to maintain relationships through renewal contracts. There can be no assurance that the Company will obtain additional commitments on a timely basis from any Manufacturers and maintain long-term relationships with these Manufacturers to participate in the ILN. Even if the Company obtains initial commitments from additional major and other Manufacturers, these contracts typically have had short-term durations, and there can be no assurance that such Manufacturers will make the ILN a component of their long-term promotional strategies. In addition, if a contract expires and the dollar value of the total redemptions during the contract term is less than the contract value, the Company may not be able to realize the remaining contract value. Any of the foregoing events could result in the Company incurring substantially greater losses for a longer period than expected and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as a new market participant, the Company may only receive one opportunity to convince any single Manufacturer to become and remain a customer of the Company. As a result, even short-term difficulties in implementing its strategies could have a material adverse effect on its results of operations and financial condition.

     In order to enhance its prospects of enrolling Manufacturers in the ILN, the Company has elected in the past, and expects to elect in the future, to sponsor from time to time, at its own cost, selected product promotions in certain stores to continue to demonstrate the effectiveness of the ILN in prompting product sales and targeting promotions to individual consumers. Currently the Company sponsors a majority of its promotions. Since these promotional expenditures are classified as selling, general and administrative expenses and are incurred to attract Manufacturers and enhance future revenue, the Company's current losses will be increased in the period of the expenditures and, if the expected future revenue does not materialize, liquidity difficulties currently experienced by the Company could become more significant. See
' -- Limited Operating History; Significant Losses; Accumulated Deficit; Future Losses'.

UNCERTAINTY OF MARKET ACCEPTANCE

     Because the utility and the ultimate attractiveness of the ILN to Manufacturers is substantially dependent on the number of shoppers using the system, the number of stores in which the Company has installed its ILN significantly affects its revenue generation potential. The Company's profitability and the success of its growth plans will be significantly affected by its ability to contract with additional Retailers for the installation of the ILN and to install the system in such stores in a rapid and orderly manner. While the Company has contractual commitments from 13 supermarket chains as of March 25, 1998, there can be no assurance that Retailers who currently, or in the future, have ILN terminals installed will retain the ILN in their stores or that the Company will be able to continue to increase the number of stores in which the ILN is installed.

     The Company also is dependent on the level of general acceptance and usage by consumers. Consumer acceptance and usage are dependent on many factors, such as actual and perceived ease of use, access to terminals during peak shopping periods, reliability of the Company's ILN and perceived attractiveness of the product offerings of the ILN. There can be no assurance that an adequate number of consumers will use the ILN at a level sufficient to support the ILN on an ongoing basis or at a level that will attract additional Manufacturers.

     Inasmuch as demand by Manufacturers, Retailers and consumers is substantially interrelated, any significant continuous lack or lessening of demand by any one of these constituencies could have an adverse effect on overall market acceptance. See Part I, Item 1. 'Business -- Business Strategy'.

MANAGEMENT OF GROWTH

     The Company's rapid growth has placed, and is expected to continue to place, significant pressure on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to strengthen its management, implement and improve its operational and financial systems and expand, train and manage its employee base. The Company also will be required to develop and manage multiple relationships with various customers, business partners and other third parties. The Company's systems, procedures or controls may not be adequate to support the Company's operations and Company management may not be able to achieve the rapid expansion necessary to exploit potential market opportunities for the Company's products and services. Any significant problems in the Company's commercialization of the ILN could create a negative image in the consumer product promotion and discounting business that may be impossible to overcome. The Company's future operating results will also depend on its ability to expand its sales and marketing and research and development organizations, to implement and manage new distribution channels to penetrate markets and to expand its support organization. The Company's failure to manage growth effectively will have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATING TO SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS

     The Company is highly leveraged with indebtedness that is substantial in relation to its stockholders' equity. As of December 1997, the Company had an aggregate of $91.4 million of indebtedness and stockholders' deficit of $48.4 million. See Part II, Item 6. 'Selected Consolidated Financial Data.'

     The Company's high degree of leverage could have important consequences including but not limited to the following: (i) the Company's ability to obtain additional financing for capital expenditures, working capital, general corporate purposes or other purposes (including potential acquisitions) may be impaired in the future; and (ii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions of its business, or be unable to carry out capital spending that is important to its growth strategy.

     Pursuant to an Indenture dated as of August 1, 1996 (the 'Indenture'), the Company issued $142,000,000 principal amount at maturity of 14% Senior Discount Notes Due 2003 (the 'Notes'). The Company's ability to make scheduled payments or to refinance its obligations with respect to the Notes and its other indebtedness will ultimately depend on its financial and operating performance, which in turn is subject to prevailing economic and competitive conditions and to certain financial, business and other factors that may be beyond its control, including operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments and delays in implementing its strategy. The Company's ability to meet its debt service and other obligations will depend on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the ILN. There can be no assurance that the Company will be able to implement fully its strategy or that the anticipated results of its strategy will be realized. See
Part I, Item 1. 'Business -- Business Strategy.'

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

NEED FOR ADDITIONAL FINANCING

     The Company will need to procure additional financing, the amount and timing of which will depend on a number of factors including the pace of expansion of the Company's markets and customer base, services offered, and development efforts and the cash flow generated by its operations. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, along with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 1999. See ' -- Liquidity and Capital Resources.' The Indenture limits the ability of the Company to incur additional indebtedness in certain circumstances. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. There can be no assurance that additional financing will be available when needed on terms favorable to the Company. Any future debt financing or issuance of preferred stock by the Company would be senior to the rights of the holders of Common Stock, and any future issuance of Common Stock would result in the dilution of the then existing stockholders' proportionate equity interests in the Company. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON THIRD PARTIES

     The Company's success is dependent upon its ability to obtain and maintain favorable contracts with Retailers and Manufacturers. The Company has derived and will continue to derive substantially all its revenue from the participation of Manufacturers on the ILN and from the operation of the ILN in supermarkets. Any decrease in Manufacturers' promotional expenditures in general or the decision of Manufacturers to promote their products through marketing strategies that do not include the ILN could result in a smaller overall market for the Company's services. In addition, the Company is dependent upon the condition and performance of its Retailer partners. Consequently, factors affecting the advertising and promotional strategy of Manufacturers or the condition of its Retail partners, such as labor disputes or supply problems, could have a material adverse effect on the Company's business, results of operations or financial condition.

     In addition, the Company's terminals have been manufactured by a single supplier, Thermo, under an exclusive contract. As of March 24, 1998, the Company terminated its contract with Thermo. See 'Management Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1997 Compared with Year Ended December 31, 1996.' As of March 25, 1998, the Company is negotiating with a number of major equipment integrators to supply ILN terminals and servers to the Company, and expects to conclude a non-exclusive terminal supply agreement during the second quarter 1998. With any new supplier with which the Company may contract in the future, the Company may experience problems related to the transition of suppliers and their transition from prototype to commercial deployment.

COMPETITION

     The consumer product advertising and promotional business is intensely competitive. Many media outlets compete for the advertising and promotional dollars Manufacturers spend to promote their products. The Company's services compete against these media outlets, such as television, radio, newspapers and, most directly, coupons. A number of new, electronic marketing products and services also have been introduced, including electronic shelf markers, computer-screen equipped shopping carts, battery-powered coupon dispensers, electronic marketing networks and frequent shopper programs. A number of potential competitors have failed because of a lack of acceptance, lack of capital, technical problems or a combination of these factors. While the Company believes it provides a cost-effective targeted marketing service, there are many factors a Manufacturer will take into account in allocating advertising or promotional expenditures, and there can be no assurance that the Company's services will compete effectively against alternative marketing outlets. Most of the Company's competitors in the consumer product promotional and advertising business are larger, possess significantly greater financial resources and have longer operating histories than the Company. See Part I, Item 1.
'Business -- Customers and Competition.'

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     The Company's success and ability to compete are dependent upon its proprietary systems and technology. The Company holds licenses to United States patents which cover various aspects of its systems and methods of distributing promotions, and the Company also has an additional patent application pending. Inter*Act Loyalty Network is a service mark of the Company and an application for federal registration of the mark is pending. Applications for Inter*Act Promotion Network'tm' and Coupon Central'tm' are also pending. However, it is possible that patent rights held by the Company may be held invalid or that disputes with third parties over the scope of licensed patents and other proprietary rights may occur, including the Company's trademarks. Certain aspects of the Company's services may not be adequately protected from infringement or copying and there can be no assurance that the Company's licensed patents or its trademarks would be upheld if challenged or that competitors might not develop similar or superior processes or services outside the protection of any patents licensed to the Company. In addition, litigation may be necessary to enforce or protect the Company's intellectual property rights or to defend against claims of infringement or invalidity. In February 1996, the Company filed suit against Catalina alleging that Catalina has infringed United States Letters Patent No. 4,554,446 under which the Company is a licensee. In May 1997, Catalina asserted a counter claim alleging that the Company is infringing a newly issued Catalina patent, U.S. Patent No. 5,612,868. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability. In January 1998, Catalina Marketing International, Inc. filed suit against the Company alleging that the Company had infringed U.S. Patent No. 4,674,041, acquired by Catalina International in December 1997. In February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo and Coleman. The Company intends to defend against Catalina International claims vigorously, and to pursue available remedies, which may include filing appropriate counter claims. See Part I, Item
3. 'Legal Proceedings'. Misappropriation of the Company's intellectual property or any potential litigation on the Company's rights to its intellectual property could have a material adverse effect on the Company's business, results of operations and financial condition. See Part I, Item 1.
'Business -- Intellectual Property Matters'.

NEW MANAGEMENT; DEPENDENCE ON KEY EMPLOYEES

     The Company's business operating results and financial condition depend in significant part upon the continued contributions of its management and other key technical personnel and sales people. Most of the Company's management and sales force has been hired by the Company in the last eighteen months. The Company's Senior Vice President, Chief Operating Officer and Chief Financial Officer has served in such capacity since April 1997. From September 1996 through April 1997, he served as Chief Financial Officer. The Company's Senior Vice President and Chief Marketing Officer has served since September 1997 and its Vice President of National Sales since April 1997. The Company's Chief Executive Officer, Mr. Stephen Leeolou, was elected to such position on June 12, 1996. Mr. Leeolou is also a co-founder, Co-Chief Executive Officer and a director of Vanguard.

     An inability of new management and other recently hired employees of the Company to adjust quickly to, and to perform as expected in, their respective roles within the Company or an inability of the Company to attract and retain employees with such skills could have a material adverse effect on the Company's business, results of operations and financial condition. See Part III, Item 10. 'Directors and Executive Officers of the Company'.

     The Company is also highly dependent on certain key technical employees and on its ability to recruit, retain and motivate high quality technical personnel. All employment agreements entered into by the Company are terminable at will by either party. See Part III, Item 10. 'Directors and Executive Officers of the Company'. The Company's future success will depend on its ability to retain key managers and employ additional qualified senior managers. Competition for such personnel is intense and the inability to attract and retain additional qualified employees or the loss of current key employees and managers could materially and adversely affect the Company's business, results of operations and financial condition.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced fluctuations in its quarterly operating results and may continue to do so in the future. Some of the factors that may affect the quarterly operating results of the Company include (i) the timing and nature of expansion efforts in both new and existing markets, (ii) the introduction of new products or services and the market response to those introductions, (iii) relationships with Retailers, (iv) relationships with Manufacturers, (v) seasonal trends, particularly in the retail grocery industry, (vi) changes in pricing policies or service offerings, (vii) changes in the level of marketing and other operating expenses to support future growth, (viii) the mix of product and promotional offerings on the ILN, (ix) competitive factors and (x) general economic conditions. Consequently, quarterly revenues and operating results may fluctuate significantly, and the Company believes that period-to-period comparisons of results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

RELATIONSHIP WITH DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS; POTENTIAL CONFLICTS OF INTEREST; CONTROL BY SIGNIFICANT SHAREHOLDER

     The directors, officers and principal shareholders of the Company have potential conflicts of interest in certain transactions with the Company and between the Company and certain parties controlled by or otherwise related to directors, officers or principal shareholders. These transactions include asset purchases, private purchases of stock, loans to the Company, licensing of proprietary rights, option grants, consulting agreements and other transactions. See Part III, Item 13. 'Certain Relationships and Related Transactions'. In addition, directors and officers of Vanguard who are also directors or officers of the Company, including Stephen R. Leeolou, the Company's Chairman and Chief Executive Officer, have certain fiduciary obligations to each organization. Vanguard and directors and officers of Vanguard who are also directors and officers of the Company are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. Although the terms of certain of these arrangements were established in consultation with the Company, they were not the result of arm's-length negotiations. Accordingly, although the Company believes that the terms of these arrangements were reasonable under the circumstances, there can be no assurance that these agreements are as favorable to the Company as those that could be obtained from unaffiliated third parties. With respect to future transactions, the Company currently has not adopted or formulated any procedures to resolve conflicts of interest other than customary board practices such as relying on the judgment of disinterested directors, when appropriate.

     As of December 31, 1997, Vanguard and certain of its officers and directors who are also officers and directors of the Company owned beneficially approximately 41% of the outstanding Common Stock. As a result of the relationship between Vanguard and the Company and this share ownership, Vanguard has significant control over the Company and the conduct of its business. These factors may have the effect of delaying, deferring or preventing a change in control of the Company. See Part III, Item 10. 'Directors and Executive Officers of the Company' and Part III, Item 12. 'Security Ownership of Certain Beneficial Owners and Management'.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information that are required to be included pursuant to this Item 8. are listed in and follow the Index to Financial Statements following Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information about each of the Company's executive officers and directors.

                    NAME                       AGE                              POSITION
--------------------------------------------   ---   --------------------------------------------------------------

Stephen R. Leeolou..........................   42    Chairman of the Board of Directors, Chief Executive Officer;
                                                       Treasurer and Director

Richard A. Vinchesi, Jr. ...................   31    Senior Vice President; Chief Operating Officer and Chief
                                                       Financial Officer

William F. Penwell..........................   65    Vice Chairman of the Board of Directors; Secretary; Director

Paul A. Nash................................   41    Senior Vice President; Director

James F. Brandhorst, Jr. ...................   56    Senior Vice President and Chief Marketing Officer

Thomas A. Manna.............................   40    Vice President, National Sales

Michael T. Leeolou..........................   40    Vice President, Retail Services

Robert M. DeMichele.........................   53    Director

William P. Emerson, Jr. ....................   45    Director

Haynes G. Griffin...........................   51    Director

Richard P. Ludington........................   51    Director

L. Richardson Preyer, Jr. ..................   50    Director

Brian A. Rich...............................   37    Director

Stuart S. Richardson........................   51    Director

Robert A. Silverberg........................   62    Director

     Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. The Board of Directors is classified. Mr. Penwell, Mr. Preyer and Mr. Silverberg will hold office until the next annual meeting of shareholders in 1998. Mr. Nash, Mr. DeMichele, Mr. Griffin and Mr. Rich will hold office until the annual meeting of shareholders in 1999. Mr. Leeolou, Mr. Emerson, Mr. Ludington and Mr. Richardson will hold office until the annual meeting of shareholders in 2000. Directors elected at the 1998 annual meeting of shareholders will hold office for three years.

     Stephen R. Leeolou has been a director of the Company since its inception in 1993 and Chairman of the Board of Directors and Treasurer of the Company since 1995. In June 1996, Mr. Leeolou became Chief Executive Officer of the Company. Mr. Leeolou is a co-founder and Co-Chief Executive Officer of Vanguard, and has served as an executive officer and director of Vanguard since its inception in 1984. See Part III, Item 13. 'Certain Relationships and Related Transactions'. Since 1994, Mr. Leeolou has been a charter director of the North Carolina Electronics and Information Technology Association. Mr. Leeolou also serves as a director of International Wireless Communications Inc., a California-based company involved in wireless telecommunications, licensing, construction and operations primarily in Asia and Lation America. Stephen R. Leeolou is the brother of Michael T. Leeolou.

     Richard A. Vinchesi, Jr. has been Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company since April 1997. He served as Vice President and Chief Financial Officer from September 1996 to April 1997. Prior thereto, he served in various capacities in the Corporate Finance department of Salomon Brothers Inc., most recently as a Vice President in the Media Group.

     William F. Penwell has been Vice Chairman of the Board of Directors of the Company since 1995 and Secretary since June 1996. Mr. Penwell served as President and Chief Executive Officer of the Company from 1993 to 1996 and has served as a director of the Company since 1994. Prior to joining the Company in 1993, Mr. Penwell was Chairman of TSS Ltd., a publicly traded company engaged in the manufacture and deployment of terminals used to dispense coupons. Prior thereto, Mr. Penwell was Chairman and Chief Executive Officer of the Sperry & Hutchinson Co., Inc. (issuers of S&H green stamps) and President and Chief Executive Officer of its Counter Intelligence Division which operated a frequent shopper and database marketing business.

     Paul A. Nash has been a director of the Company since its inception and has been a Senior Vice President of the Company since 1993. From 1994 to January 1996, Mr. Nash also served as the Company's Chief Operating Officer. Prior thereto, he was Chairman and Chief Executive Officer for Advanced Technical Services, Inc., a nationwide ATM manufacturing, maintenance and support company.

     James F. Brandhorst, Jr. has been Senior Vice President and Chief Marketing Officer since September 1997. From April 1992 through March 1997, Mr. Brandhorst served in a number of positions with R.J. Reynolds including as Managing Director and Regional Vice President of R.J. Reynolds International in Malaysia and Senior Vice President, Marketing and Business Planning of RJR Tobacco International. Prior thereto, he served in various executive positions in advertising including positions with The Coca-Cola Company.

     Thomas A. Manna has been Vice President, National Sales since April 1997. Prior to joining the Company, he held various positions with Catalina Marketing Corporation including Senior Vice President/General Manager, SaveNOW! from January 1996 through March 1997, Senior Vice President, National Sales and Client Services from March 1994 through December 1995 and Vice President Sales and Retail East from June 1991 through February 1994.

     Michael T. Leeolou has been Vice President, Retail Services since September 1996. From September 1995 through August 1996, Mr. Leeolou was a Regional Sales Manager for Geotek Communications. From January 1990 through August 1995 he was a Senior Account Executive with AT&T. Michael T. Leeolou is the brother of Stephen R. Leeolou.

     Robert M. DeMichele has been a director of the Company since 1995 and has served as President, Chief Executive Officer and a director of Lexington Global Asset Managers, Inc., a diversified financial services holding company, since 1995. Prior thereto, Mr. DeMichele was President, Chief Executive Officer and a director of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc. Mr. DeMichele also serves as a director of Vanguard, Chartwell Reinsurance Co. and the Navigators Group, Inc.

     William P. Emerson, Jr. has been a director of the Company since its inception and has served as the President and Chief Executive Officer of all divisions of Wilmington Shipping Company since 1991. During 1995, Mr. Emerson served as Chairman of the Company's Board of Directors. Wilmington Shipping Company services the international trade community through divisions that include steamship line agents, customs brokers and freight forwarders, a warehouse and a container maintenance and repair station.

     Haynes G. Griffin has been a director of the Company since its inception and from 1993 to 1995 Mr. Griffin served as Chairman of the Board of Directors of the Company. Mr. Griffin is a co-founder of Vanguard and has served as an executive officer and a member of its Board of Directors since its inception in 1983. Mr. Griffin is presently Chairman and Co-Chief Executive Officer of Vanguard. Mr. Griffin also serves as Chairman of the Board of Directors of International Wireless Communications, Inc. Mr. Griffin also is a member of the Boards of Directors of Lexington Global Asset Managers, Inc. and Geotek Communication, Inc. and recently served on the United States Advisory Council on the National Information Infrastructure. He is a past Chairman of the Cellular Telecommunications Industry Association.

     Richard P. Ludington has been a director of the Company since 1993. Mr. Ludington is presently in the private practice of law. From 1996 to 1997, Mr. Ludington was Vice President-Real Estate of Forest Land Group, L.L.C., a timberland investment corporation. Prior thereto, Mr. Ludington has served as Southeast Regional Director for The Conservation Fund, a nonprofit organization that creates partnerships with private and public sector corporations and organizations to help protect America's outdoor environment.

     L. Richardson Preyer, Jr. has been a director of the Company since its inception. Mr. Preyer is a co-founder of Vanguard and has served as its Vice Chairman of the Board, Executive Vice President and Treasurer since its inception in 1983. Prior to the formation of Vanguard, Mr. Preyer was Vice President of Caro-Cell which was engaged in the formation of partnerships to fund and apply for cellular telephone authorizations. Mr. Preyer is a cousin of Stuart S. Richardson.

     Brian A. Rich has been a director of the Company since June 1996. Mr. Rich has served as Managing Director and Group Head of Toronto Dominion Capital, the U.S. merchant bank affiliate of Toronto Dominion Bank, since July 1995. Prior thereto, Mr. Rich was a managing director of the Communications Finance Group of Toronto Dominion Bank in New York where he focused on transactions in the wireless communications, cable and broadcast industries. Mr. Rich also serves as a director of Teletrac, Inc. and International Wireless Communications, Inc.

     Stuart S. Richardson has been a director of the Company since 1995 and has served as Chairman of Lexington Global Asset Managers, Inc., a diversified financial services holding company, since 1995. Prior thereto, was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also is the former Chairman of the Board of Richardson-Vicks, Inc. and serves as Chairman of the Board of Vanguard and a director of Chartwell Reinsurance Co. Mr. Richardson is a cousin of Mr. Preyer.

     Robert A. Silverberg has been a director of the Company since June 1996. Mr. Silverberg has been Executive Vice President and Director of Vectra Bank since 1995. Prior thereto, Mr. Silverberg was Chairman of the Board and President of First Denver Corporation and Chairman of the Board of its subsidiary, First National Bank of Denver. Mr. Silverberg has also been President and Chairman of the Board of 181 Realty Company, a commercial real estate holding company, and has been a director of Vanguard since 1984.

     In addition to the officers of the Company mentioned above, Blair Jenkins has been President and Chief Executive Officer of Inter*Act International Holdings, Inc., the Company's subsidiary presently developing the Company's United Kingdom business, since April 1997. From 1993 until joining the Company in April 1997, he was a Chief Executive with Catalina Marketing U.K. Prior thereto he served as Senior Vice President Restaurant Operations with Pepsico-Pizza Hut U.K. and Chief Executive of Allied Bakeries operating division of Associated British Foods.

     The Company's bylaws provide that the number of directors shall be not less than 7 nor more than 12, such number within the foregoing range to be fixed from time to time by the Board of Directors or shareholders. The number is presently fixed at 12, although there are presently only 11 directors of the Company. The holders of a majority of the Company's Common Stock have entered into an agreement whereby Vanguard is entitled to designate six of the 12 directors until such time as the Company has completed an initial public offering of its Common Stock. See Part III, Item 13. 'Certain Relationships and Related Transactions'.

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

DIRECTOR COMPENSATION

     Directors of the Company have received options to purchase Common Stock in lieu of cash compensation for serving on the Board of Directors or its committees. The number of options granted in lieu of cash are determined each year by the Compensation and Stock Option Committee. In granting options, such Committee considers the individual directors' service on committees and other time devoted to Company business as a director and whether the director has also been compensated as an employee. During 1997, the members of the Board of Directors received options for their service as directors as follows: Mr. Emerson (3,000 shares); Mr. DeMichele (7,500 shares); Mr. Griffin (3,000 shares); Mr. Ludington (3,000 shares); Mr. Preyer (10,000 shares); Mr. Rich (3,000 shares); Mr.

Richardson (7,500 shares); and Mr. Silverberg (3,000 shares). Such options are exercisable at a price of $10.00 per share, fully vested and expire 10 years from the date of grant.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation paid by the Company to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated individuals serving as executive officers of the Company at the end of 1997 (collectively, the 'Named Officers'), for services rendered in all capacities to the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                                      ---------------
                                                                          ANNUAL COMPENSATION           SECURITIES
                                                                     -----------------------------      UNDERLYING
                   NAME AND PRINCIPAL POSITION                       YEAR    SALARY($)    BONUS($)    OPTIONS/SARS(#)
------------------------------------------------------------------   ----    ---------    --------    ---------------
Stephen R. Leeolou ...............................................   1997       50,000       --           --
  Chairman of the Board, Chief Executive Officer and and Treasurer   1996       11,538       --           192,600
                                                                     1995       --           --             8,400
Richard A. Vinchesi, Jr.  ........................................   1997      142,538       --            52,000
  Senior Vice President, Chief Operating Officer and Chief           1996       33,157      15,000         48,000
  Financial Officer                                                  1995       --           --           --
William F. Penwell ...............................................   1997      120,923      12,500        --
  Vice Chairman of the Board and Secretary                           1996       71,821       6,500         24,000
                                                                     1995      109,256      12,000        --
Paul A. Nash .....................................................   1997      138,600       --           --
  Senior Vice President                                              1996      132,996       4,000         14,000
                                                                     1995      136,855       4,000        --
Thomas A. Manna ..................................................   1997      105,962     155,000(1)      70,000
  Vice President National Sales                                      1996       --           --           --
                                                                     1995       --           --           --

------------

(1) Of such amount, $100,000 represents a signing bonus payable to Mr. Manna upon execution of an employment agreement. See ' -- Employment and other Agreements'.

                            ------------------------

     Option Grants, Exercises and Holdings and Fiscal Year-end Option Values. The following table summarizes all option grants during the year ended December 31, 1997 to the Named Officers.

                                                       OPTION GRANTS DURING 1997                   POTENTIAL REALIZABLE
                                        -------------------------------------------------------      VALUE AT ASSUMED
                                                         PERCENT                                     ANNUAL RATES OF
                                         NUMBER OF      OF TOTAL                                       STOCK PRICE
                                          SHARES         OPTIONS                                     APPRECIATION FOR
                                        UNDERLYING     GRANTED TO     EXERCISE OR                     OPTION TERM(2)
                                          OPTIONS       EMPLOYEES     BASE PRICE     EXPIRATION    --------------------
                NAME                    GRANTED(#)     IN 1997(%)      PER SHARE        DATE        5%($)      10%($)
-------------------------------------   -----------    -----------    -----------    ----------    -------    ---------
Stephen R. Leeolou...................      --            --              --             --           --          --
Richard A. Vinchesi, Jr.(1)..........      52,000          $10          $ 10.00        4/29/07     327,025      828,746
William F. Penwell...................      --            --              --             --           --          --
Paul A. Nash.........................      --            --              --             --           --          --
Thomas A. Manna(1)...................      70,000           13            10.00        3/30/07     440,226    1,115,620

                                                        (footnotes on next page)

(footnotes from previous page)

(1) Mr. Vinchesi's options were granted under the 1997 Long-term Incentive Plan. Of Mr. Manna's options, 35,000 were granted under the 1996 Nonqualified Stock Option Plan and 35,000 were granted under the 1994 Stock Compensation Plan. For a summary of the terms of such options, see 'Stock Compensation Plans' below.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation, mandated by rules promulgated by the Securities and Exchange Commission, of 5% and 10% compounded annually from the date the respective options were granted to their expiration date, and are not intended to forecast possible future appreciation, if any, in the price of the Company's Common Stock. The gains shown are net of the option exercise price, but do not include deductions for federal or state income taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the exercise of the stock options will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.

                            ------------------------

     No Named Officers exercised any stock options during 1997. The following table sets forth information concerning all option holdings for the year ended December 31, 1997, with respect to the Named Officers.

                                                             AGGREGATED OPTIONS/SAR EXERCISES IN 1997
                                                                  AND YEAR-END 1997 OPTION VALUES
                                                -------------------------------------------------------------------
                                                                                    NUMBER OF
                                                                                   SECURITIES
                                                                                   UNDERLYING          VALUE OF
                                                                                   UNEXERCISED       IN-THE-MONEY
                                                                                 OPTIONS/SARS AT     OPTIONS/SARS
                                                                                     FISCAL            AT FISCAL
                                                    SHARES                         YEAR-END(#)      YEAR-END($)(1)
                                                 ACQUIRED ON         VALUE        EXERCISABLE/       EXERCISABLE/
                    NAME                         EXERCISE(#)      REALIZED($)     UNERERCISABLE      UNEXERCISABLE
---------------------------------------------   --------------    -----------    ---------------    ---------------
Stephen R. Leeolou...........................       202,000         913,700      102,000/100,000    463,700/450,000
Richard A. Vinchesi, Jr. ....................       100,000         120,000         9,600/90,400      24,000/96,000
Thomas A. Manna..............................        70,000               0             0/70,000                0/0
William F. Penwell...........................        66,000         396,500        37,350/28,650    241,625/154,875
Paul A. Nash.................................        29,000         138,000        15,400/13,600      74,000/64,000

------------

(1) There is no trading market for the Common Stock. Management estimated the fair market value of the Common Stock to be $10.00 per share at December 31, 1997.

                            ------------------------

     Stock Compensation Plans. The Company has a 1994 Stock Compensation Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 330,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1997, 17,900 shares remain available for future grants under the 1994 Stock Compensation Plan.

     The Company also has a 1996 Nonqualified Stock Option Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 600,000 shares of Common Stock, subject to adjustment upon occurrence of certain events affecting the

Company's capitalization. This plan is subject to shareholder approval. As of December 31, 1997, 17,000 shares remain available for future grants under the 1996 Nonqualified Stock Option Plan.

     The Company also has established the 1997 Long-Term Incentive Plan that provides for the issuance of shares of Common Stock to officers, supervisory employees, directors or consultants pursuant to incentive and nonqualified stock options and restricted and unrestricted stock awards. All options under the plan must be granted at an exercise price not less than the fair market value of the Common Stock at the time of the grant. No stock awards or stock appreciation rights have been granted under the plan. The aggregate number of shares that may be issued pursuant to this plan may not exceed 500,000 shares, subject to certain adjustments affecting the Company's capitalization. As of December 31, 1997, 135,200 shares remain available for future grants under this plan.

     The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the Plan, to determine to whom and at what time options and bonuses may be granted and the other terms and conditions of the grant.

EMPLOYMENT AND OTHER AGREEMENTS

     All of the Company's employees, including the Named Officers, are employees at will. Each of the Named Officers and each employee of the Company is required to sign non-compete and non-disclosure agreements covering such items as ownership and authorship of all work and materials, trade secrets, confidential information, unfair business practices and covenants not to compete.

     In connection with Mr. Manna's offer of employment in March 1997, the Company and Mr. Manna entered into a letter agreement in which the Company agreed to pay Mr. Manna a base salary of $145,000, a guaranteed $55,000 incentive pay amount in the first year of employment and a $100,000 incentive pay amount in the second year of employment, contingent on reaching mutually agreeable quarterly sales objectives. In addition, Mr. Manna was paid a one-time signing bonus in the amount of $100,000 and was granted options to purchase an aggregate of 70,000 shares of Common Stock at an exercise price of $10.00 per share vesting over five years. Should Mr. Manna be terminated for any reason other than cause, the Company also agreed to immediately vest 50% of all unvested outstanding options that were granted to him or 40,000 shares, whichever is greater, and to pay one year of severance pay. In addition, during the first five years of employment, should a change in control occur for the Company, Mr. Manna's unvested options will automatically vest.

     In connection with Mr. Brandhorst's offer of employment in September 1997 the Company and Mr. Brandhorst entered into a letter agreement pursuant to which the Company agreed to pay Mr. Brandhorst a base salary of $130,000 per annum, a guaranteed first year bonus of $25,000 with bonus opportunities available in subsequent years based on pre-determined objectives and reimbursement of temporary living allowance for the first year of employment. In addition, Mr. Brandhorst was granted options to purchase 50,000 shares of Common Stock at an exercise price of $10.00 per share vesting over five years. If the Company is sold at any time during Mr. Brandhorst's employment, his options will immediately vest in full.

     The Company has entered into other various employment agreements with certain other of its employees, all of which are terminable at will by either party and none of which is considered material.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Decisions on compensation on the Company's Chief Executive Officer and of its other executive officers are made by the Company's Board of Directors upon recommendations of the Compensation Committee (the 'Committee'). Four nonemployee directors currently serve as members of the Committee: Haynes G. Griffin, Chairman, Stuart S. Richardson, L. Richardson Preyer, Jr., and William
P. Emerson, Jr.

     The Committee's philosophy is to provide the Company's executive officers with reasonable cash compensation, augmented by incentive compensation represented by stock options. The Company has found that, in many instances, it can attract highly qualified persons at salaries that are below what they could obtain elsewhere in exchange for stock options which, if the Company is successful, provide considerable upside potential. The Committee believes that stock options that vest over a substantial length of time (generally over three to five years) are a particularly effective incentive for executives of an entrepreneurial company such as the Company in its start-up phase because they enable the Company to attract persons who have a willingness to work very hard to make the Company successful. Since it believes stock options are particularly effective, it has sought to emphasize stock options and to de-emphasize cash compensation for the Company's executive officers.

     The Committee believes that it is important for the Company's Chief Executive Officer to receive cash compensation from the Company to reflect the substantial time commitment and the effort involved in leading an entrepreneurial company. However, since Stephen R. Leeolou, the Company's Chairman and Chief Executive Officer, is a full-time employee of Vanguard, the Company's largest shareholder, and since Mr. Leeolou's time commitment to the Company is less than full-time, the Committee has not sought to pay Mr. Leeolou a competitive salary. Mr. Leeolou presently receives a salary of $50,000 per year. However, because the Committee feels that Mr. Leeolou's efforts are important to the long-term success of the Company, in June 1996 it recommended awarding Mr. Leeolou an option to purchase 192,600 shares of the Company's common stock at a price of $5.50 per share. That option was approved by the Board.

          Haynes G. Griffin    L. Richardson Preyer, Jr.    Stuart S.
                     Richardson    William P. Emerson, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Haynes G. Griffin, L. Richardson Preyer, Jr. and Stuart S. Richardson, members of the Company's Compensation and Stock Option Committee, are each directors and executive officers of Vanguard. Stephen R. Leeolou, Chief Executive Officer of the Company, also is a director and executive officer of Vanguard. Each of the foregoing persons and Vanguard, as well as William P. Emerson, Jr., who is also a member of the Compensation and Stock Option Committee, have provided capital to the Company and engaged in related transactions. In addition, Vanguard has provided and continues to provide certain services to the Company pursuant to consulting and management services agreements entered into in 1995 and 1996. See Part III, Item 13. 'Certain Relationships and Related Transactions'.

INDEMNIFICATION MATTERS

     The North Carolina Business Corporation Act (the 'Business Corporation Act') provides for mandatory indemnification against reasonable expenses for a director or officer who is wholly successful in the defense of any proceeding to which he is a party because he is or was a director or officer of a corporation. Additionally, as permitted by the Business Corporation Act, the Company's Bylaws provide for indemnification of the Company's directors and Indemnified Officers (executive officers who are also directors and any other officer who is designated by the Board as an Indemnified Officer) against any and all liability and expenses in any proceeding, including reasonable attorneys' fees, arising out of their status or activities as directors and officers, except for liability or litigation expense incurred on account of activities that at the time taken were not in good faith or were known or reasonably should have been known by such director or officer or employee to be clearly in conflict with the best interests to the Company or that such director or officer had reason to believe were unlawful.

     At present, there is no pending litigation or proceeding involving any director or officer, employee or agent of the Company where indemnification will be required. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table sets forth the ownership of the Company's Common Stock by each person known by the Company to be the owner of 5% or more of the Common Stock, by each person who is a director or named officer of the Company and by all directors and executive officers of the Company as a group.

                                                                                    SHARES BENEFICIALLY
                                                                                         OWNED(1)
                                                                                  -----------------------
                                  SHAREHOLDER                                      NUMBER      PERCENT(1)
-------------------------------------------------------------------------------   ---------    ----------
Vanguard Cellular Operating Corp.(2)...........................................   2,944,381       27.79%
Piedmont Acorn Investors Limited Partnership(3)(4).............................     786,286        7.42
Clearing Systems, Inc(5).......................................................     816,902        7.71
Stephen R. Leeolou(6)..........................................................     444,162        4.19
William F. Penwell(7)..........................................................      52,852       *
Paul A. Nash(8)................................................................     832,302        7.85
Richard P. Ludington(9)........................................................     113,567        1.07
William P. Emerson, Jr.(10)....................................................     317,837        3.00
Haynes G. Griffin(11)..........................................................     460,464        4.35
L. Richardson Preyer, Jr.(4)(12)...............................................     381,762        3.60
Richard A. Vinchesi, Jr.(13)...................................................      30,000       *
Stuart S. Richardson(4)(14)....................................................     113,500        1.07
Robert A. Silverberg(15).......................................................      26,000       *
Robert M. DeMichele(4)(16).....................................................      73,500       *
Thomas A. Manna(17)............................................................      14,000       *
Brian A. Rich(18)..............................................................       6,000       *
All Directors and Officers as a group (15 persons)(19).........................   2,823,946       26.65

------------

   * Owns less than 1% of the total outstanding Common Stock.

 (1) Applicable percentage of ownership is based on 10,596,186 shares of Common Stock outstanding as of March 1, 1998. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to securities. Shares issuable under options or warrants currently excisable or exercisable within 60 days of March 1, 1998 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

 (2) Includes 900,113 shares that Vanguard has the right to acquire under a warrant at $23.50 per share under an amended and restated warrant. Also includes 169,722 shares that Vanguard has the right to acquire at $.01 per share under a warrant issued in the Private Placement. See Part III, Item
     13. 'Certain Relationships and Related Transactions'. These shares may also be deemed beneficially owned by Messrs. Stephen Leeolou, Griffin, Preyer and Richardson, each of whom is a director and executive officer of Vanguard.

 (3) These shares are owned of record by Piedmont Acorn Investors Limited Partnership. Lunsford Richardson, Jr. is the general partner of Piedmont Acorn Investors Limited Partnership and may also be deemed to beneficially own such shares.

 (4) The descendants of Lunsford Richardson, Sr., their spouses, trusts, and corporations in which they have interests and charitable organizations established by such descendants (collectively referred to as the 'Richardson Family') beneficially own approximately 1,268,048 shares or 11.97% of the Company's Common Stock as of March 1, 1998. Such number of shares includes 786,286 shares owned by Piedmont Acorn Investors Limited Partnership, 50,000 shares held by the Smith Richardson Foundation, Inc., 50,000 shares held by Piedmont Harbor-Piedmont Associates Limited Partnership, 342,162 shares held directly by L. Richardson Preyer, Jr., and 39,600 shares which Mr. Preyer has the right to acquire under presently exercisable options granted to him under the

                                              (footnotes continued on next page)

(footnotes continued from previous page)
     Company's stock option plans. The individuals and institutions constituting the Richardson Family have differing interests and may not necessarily vote their shares in the same manner. Furthermore, trustees and directors have fiduciary obligations (either individually or jointly with other fiduciaries) under which they must act on the basis of fiduciary requirements which may dictate positions that differ from their personal interests.

 (5) These shares are owned of record by Clearing Systems, Inc. ('CSI'). Paul A. Nash, a director and executive officer of the Company, and Michael R. Jones, a former director of the Company, are principal shareholders of CSI and may also be deemed to beneficially own such shares.

 (6) Includes 102,000 shares that Mr. Leeolou has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans. Does not include shares owned by Vanguard, for which Mr. Stephen Leeolou serves as a director and executive officer. Mr. Stephen Leeolou disclaims beneficial ownership of such shares.

 (7) Includes 41,350 shares that Mr. Penwell has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans.

 (8) Includes 15,400 shares that Mr. Nash has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans. Also includes 816,902 shares owned of record by CSI that may be deemed beneficially owned by Mr. Nash.

 (9) Includes 18,000 shares that Mr. Ludington has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans, and 17,113 shares held by a trust for the benefit of his children.

(10) Includes 42,200 shares shares that Mr. Emerson has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Includes 30,000 shares held by a trust for the benefit of his sons, 5,000 shares held by an entity controlled by Mr. Emerson, and 4,600 shares held by members of his immediate family.

(11) Includes 32,600 shares that Mr. Griffin has the right to acquire under presently exercisable options granted to him under the Company's stock option plans, and 85,702 shares owned by a partnership of which his brother is general partner. Does not include shares owned by Vanguard, for which Mr. Griffin serves as a director and executive officer. Mr. Griffin disclaims beneficial ownership of such shares.

(12) Includes 39,600 shares that Mr. Preyer has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Does not include shares owned by Vanguard, for which Mr. Preyer serves as a director and executive officer. Mr. Preyer disclaims beneficial ownership of such shares.

(13) Includes 20,000 shares that Mr. Vinchesi has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

(14) Represents 50,000 shares held by the Smith Richardson Foundation, of which Mr. Richardson serves as one of eight trustees and 50,000 shares held by Piedmont Harbor-Piedmont Associates Limited Partnership, of which Mr. Richardson is a general partner. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Robert M. DeMichele. Mr. Richardson disclaims beneficial ownership of the shares held by such foundation and partnership. Does not include shares owned by Vanguard, for which Mr. Richardson serves as a director and executive officer. Mr. Richardson disclaims beneficial ownership of such shares. Includes 13,500 shares that Mr. Richardson has the right to acquire under the presently exercisable options granted to him under Company's stock option plans.

(15) Includes 6,000 shares shares that Mr. Silverberg has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

(16) Includes 50,000 shares held by the Smith Richardson Foundation, of which Mr. DeMichele serves as one of eight trustees. The shares held by the Smith Richardson Foundation are also reported as

                                              (footnotes continued on next page)

(footnotes continued from previous page) beneficially owned by Stuart S. Richardson. Mr. DeMichele disclaims beneficial ownership of the shares held by such foundation. Includes 13,500 shares that Mr. DeMichele has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

(17) Includes 14,000 shares that Mr. Manna has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

(18) Does not include the 363,636 shares owned by Toronto Dominion Investments, Inc., an affiliate of Mr. Rich's employer, Toronto Dominion Bank. Includes 6,000 shares that Mr. Rich has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

(19) Includes 372,150 shares, shares that may be purchased under presently exercisable options granted to directors and officers under the Company's stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was incorporated in 1993 and in April of that year purchased certain technology and other assets, including software and trademarks and service marks under which the ILN was developed, and assumed certain liabilities, of Clearing Systems, Inc. ('CSI') in exchange for 816,902 shares of the Company's authorized Common Stock. CSI is a Delaware corporation founded in 1992 whose principal shareholders are Paul A. Nash, a director of the Company, and Michael R. Jones, a former director of the Company. CSI was the shell corporation under which certain of the Company's technology was first developed and has had no business operation. On June 15, 1993, Mr. Jones assigned to the Company his rights as licensee of certain patent rights, including the patent presently used in the Company's business. See Part I, Item 1.
'Business -- Intellectual Property Matters'.

     From time to time after such purchase, the Company has obtained capital for its business by issuing shares of its Common Stock in private transaction and directors, officers, and principal shareholders of the Company and members of their immediate families and certain related entities have purchased shares. The first of these transactions was consummated April 1993, whereby the Company issued 1,999,998 shares of its Common Stock at a purchase price of approximately $1.02 per share to certain individual investors including Messrs. Preyer, Griffin, Leeolou, Emerson, and Ludington.

     In connection with their April 1993 purchases of Common Stock, the initial investors agreed to lend the Company and aggregate of $1.6 million. These loans were made to the Company in 1994 and included loans made by the following investors in the amounts indicated: Mr. Preyer, $196,722; Mr. Griffin, $196,722; Mr. Leeolou, $196,722; Mr. Emerson, $177, 050; and Mr. Ludington, $65,574. Also included were loans made by Alonzo Family Partners, Ltd., a limited partnership owned by the brother of Haynes G. Griffin and certain members of the brother's immediate family, and Mr. Penwell, who each purchased part of an initial investor's interest and agreed to fulfill a portion his loan commitment. The promissory notes issued for such loans, bearing interest with rates from prime plus 2% to 15%, were exchanged for 8.5% convertible notes in 1995 in the same principal amount and with a conversion price of $5.00 per share.

     In May 1995, Vanguard, purchased 400,000 shares of Common Stock of the Company at a purchase price of $5.00 per share. In connection with such purchase, Vanguard received a warrant to purchase up to an additional 10.27% of the Common Stock of the Company (the 'Vanguard Warrant'). The Vanguard Warrant was restructured immediately prior to consummation of the Private Placement to provide Vanguard with the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share.

     On October 13, 1995, the Board of Directors approved a private offering of Common Stock at a purchase price of $5.50 per share, pursuant to which $18.1 million of Common Stock was sold. The Purchasers included Mr. Preyer (45,454 shares), Mr. Griffin (45,454 shares), Mr. Leeolou (45,454 shares) Mr. DeMichele (10,000 shares), Alonzo Family Partners, Ltd. (36,363 shares), Shipyard Associates, a general partnership of which certain of Mr. Emerson's family members and an entity affiliated with Mr. Emerson were general partners, Vanguard (1,454,546 shares), Toronto Dominion Investments, Inc.

('TDI') (363,636 shares), and Piedmont Acorn Investors Limited Partnership (786,286 shares). In connection with this offering, purchasers of $250,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 5% of the shares purchased in the offering and purchasers of $1,000,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 10% of the shares purchased in the offering. Purchasers of Common Stock in this offering who were also purchasers of Common Stock in 1994 and earlier 1995 offerings (excluding Vanguard) were also offered warrants (at a purchase price of $.01 per warrant share) to purchase Common Stock. The exercise price of the warrants in this offering will equal the average sales price of the next $2 million of Common Stock issued and sold by the Company. Purchasers and recipients of warrants in this offering included Mr. Preyer (2,773 shares), Mr. Griffin (2,773 shares), Mr. Leeolou (2,773 shares), Mr. DeMichele (1,000 shares), Vanguard (145,455 shares), Piedmont Acorn Investors Limited Partnership (78,629 shares), TDI (36,364 shares), Shipyard Associates (13,750 shares), Smith Richardson Foundation, Inc. (2,500 shares) and Piedmont Harbor-Piedmont Associates Limited Partnership (2,500 shares). These warrants expire on December 31, 2000.

     On December 28, 1995, the Company issued to CSI a $375,000 note, convertible into shares of Common Stock at the rate of $5.50 per share and bearing interest at the rate of 8.5% per annum, in satisfaction of certain obligations of the Company to CSI for consulting services rendered. In January 1996, at CSI's request the convertible note was partitioned and distributed to certain creditors of CSI, including Mr. Nash ($90,000) and Mr. Jones ($216,000). In connection with Mr. Nash's agreement to assign his interest in a terminal design to the Company, Mr. Nash's note was prepaid by the Company in January 1996.

     Effective February 1, 1996, the holders of the 8.5% convertible notes issued in 1995 converted the principal thereof into shares of common stock at the conversion price of $5.00 per share and accepted Common Stock in lieu of one-half of the accrued interest thereon at the rate of $5.50 per share. Shares issued to converting noteholders pursuant to this conversion and interest payment included the following: Mr. Preyer, 40,864 shares; Mr. Griffin, 40,864 shares; Mr. Leeolou, 40,864 shares; Mr. Emerson, 36,778 shares; Mr. Ludington, 13,620 shares; Mr. Penwell, 3,500 shares; and Alonzo Family Partners, Ltd., 7,350 shares.

     Effective May 31, 1996, other promissory notes issued in 1994 to Mr. Emerson, Mr. Griffin, Mr. Leeolou, Mr. Preyer and Mr. Ludington, including accrued interest, were exchanged for shares of the Common Stock at the rate of $5.50 per share. Shares issued to exchanging noteholders pursuant to such exchange included the following: Mr. Emerson, 11,169 shares; Mr. Griffin, 12,410 shares; Mr. Leeolou, 12,410 shares; Mr. Preyer, 12,410 shares; and Mr. Ludington, 4,136 shares.

     In June 1996, the Company entered into a management services agreement with Vanguard for a two year term (the 'Management Services Agreement'). Pursuant to the terms of the Management Services Agreement, Vanguard provides services to the Company from time to time to assist the Company in developing accounting, human resources, information management, legal compliance, sales training, research and development, business development and operation procedures, and systems and programs. In June 1996 and again in June 1997 the Company issued 10,000 shares of Common Stock to Vanguard as compensation for its services under the Management Services Agreement. For the fiscal years December 31, 1997 and September 28, 1996, the Company also reimbursed Vanguard $218,000 and $71,000, respectively, for its out-of-pocket expenses incurred in rendering such services.

     In connection with their respective investments, Vanguard and TDI each entered into agreements providing certain rights to have their shares of the Company's Common Stock registered under the Securities Act. If the Company proposes to make a registered public offering of any of its securities under the Securities Act, other than certain specified types of offerings, the Company will be obligated to give written notice of the proposed registration to Vanguard and TDI. Upon receipt of such written notice of the proposed registration, Vanguard and TDI will be entitled to request that all or a portion of their Common Stock be included in such registration offering (a 'Piggyback Registration') except in certain specified circumstances. The agreements also provide that, at any time after six months from the date the first registration statement filed under the Securities Act by the Company becomes effective, the shareholder is entitled to request registration for sale under the Securities Act of all or a portion of its Common Stock (a 'Demand Registration'), provided that the shareholder shall not be entitled to request any Demand Registration within the 12-month period immediately following the date of any previous request for a Demand Registration. These rights to Piggyback and Demand Registrations expire at such time as the recipient's shares subject to such registration rights may be sold pursuant to Rule 144(k) of the Securities Act.

     In August 1996, Vanguard purchased 18,000 of the Units sold in the Private Placement.

     Inter*Act has received, and expects to continue receiving, substantial business development support from its three largest shareholders: Vanguard, one of the largest independent operators of cellular telephone systems in the United States; the Richardson Family, founders and former operators of the consumer products company Richardson-Vicks, Inc.; and Toronto Dominion Investments, Inc., a wholly owned indirect subsidiary of Toronto Dominion Bank, which is one of the largest media finance institutions in the world.

     Stephen R. Leeolou, Chief Executive Officer and Chairman of the Company, is a co-founder of Vanguard and currently serves as its President and a member of its Board of Directors. The Board of Directors of Vanguard recently announced its intention to elect him to the position of Chief Executive Officer of Vanguard in May 1998. Other directors of Vanguard are also directors of Inter*Act and, through a voting agreement with a majority of the Company's stockholders, Vanguard is entitled to have six of its designees on the Company's Board of Directors. See Part III, Item 10. 'Directors and Executive Officers of the Company'.

     Stock options have been granted under the Company's stock option plans from time to time the Company directors and officers. See Part III, Item 10, 'Directors and Executive Officers of the Registrant' and Part III, Item 11, 'Executive Compensation'.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) List of documents filed as part of this report:

          1. The financial statements listed on page F-1.

          2. All schedules are omitted because they are not applicable, not required or the requested information is included in the Consolidated Financial Statements or notes thereto.

          3. Exhibits to this report are listed below and in the accompanying Index to Exhibits.

EXHIBIT NO.                                                  DESCRIPTION
------------    -----------------------------------------------------------------------------------------------------
     *3 (a)(1)  Articles of Incorporation of the Company, with amendments, through June 12, 1996.
  ****3 (a)(2)  Articles of Amendment of the Company, dated May 21, 1997 and effective June 3, 1997.
  ****3 (b)     Amended and Restated Bylaws of the Company.
     *4 (a)     Specimen Certificate of the Company's Common Stock.
     *4 (b)     Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to
                $142,000,000 in principal amount of 14% Senior Discount Notes due 2003.
    *10 (a)     Management Services Agreement dated June 17, 1996, between the Company and Vanguard Cellular Systems,
                Inc.
    *10 (b)     Consulting Agreement dated January, 1996, between the Company and Vanguard Cellular Systems, Inc.
    *10 (c)     Registration Rights Agreement dated May 5, 1995, between the Company and Vanguard Cellular Systems,
                Inc.
    *10 (d)     Amendment No. 1 to Registration Rights Agreement dated October, 1995, between the Company and
                Vanguard Cellular Systems, Inc.
    *10 (e)     Registration Rights Agreement dated March, 1996 between the Company and Toronto Dominion Investments,
                Inc.
    *10 (f)     Subscription Agreement dated October, 1995, between the Company and Vanguard Cellular Systems, Inc.
    *10 (g)     Company's 1996 Nonqualified Stock Option Plan.
    *10 (h)     Form of Nonqualified Stock Option Agreement.
    *10 (i)     Company's 1994 Stock Compensation Plan.
    *10 (j)     Form of Incentive Stock Option Agreement.
    *10 (k)     Amended and Restated Common Stock Purchase Warrant granted to Vanguard Cellular Operating Corp.
    *10 (l)     Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant
                Agent.
    *10 (m)     Shareholders' Agreement dated April 16, 1993, between the Company and its shareholders.
    *10 (n)     Amendment No. 1 to Shareholders' Agreement dated June 17, 1994, between the Company and its shareholders.
    *10 (o)     Exchange and Registration Rights Agreement dated July 30, 1996, between the Company and the Initial
                Purchasers.
    *10 (p)     Kiosk Agreement dated September 3, 1996, between the Company and Coleman Research Corporation.
    *10 (q)     Assignment of License Agreement dated June 15, 1993 among Gerald Singer and Arthur Murphy as
                Licensors, Michael R. Jones as Licensee and Network Licensing, Inc. as Assignee.
    *10 (r)     Security Agreement dated June 16, 1993 between Michael R. Jones and Network Licensing, Inc.
    *10 (s)     Sublicense dated June 16, 1993 between Network Licensing, Inc. and the Company.
    *10 (t)     Settlement Agreement and Mutual General Release dated as of September 6, 1994 among Gerald R. Singer,
                Arthur J. Murphy, Lenora Singer, Joan Murphy, Network Licensing, Inc. and the Company.
    *10 (u)     Amended and Restated Patent Rights Assignment/Consulting Agreement dated as of March 29, 1995 between
                Joseph F. Stratton and the Company.
    *10 (v)     Agreement Regarding Licensing matters dated as of January 22, 1996 among Michael R. Jones, Network
                Licensing, Inc. and the Company.

EXHIBIT NO.                                                  DESCRIPTION
------------    -----------------------------------------------------------------------------------------------------
    *10 (w)     Letter Agreement dated July 22, 1996 between Gerald Singer, Arthur J. Murphy and the Company.
    *10 (x)     Assignment dated as of July 23, 1996 from Network Licensing, Inc. to the Company.
   **10 (y)     Purchase Agreement dated July 30, 1996, between the Company and the Initial Purchasers.
  ***10 (z)     Company's 1997 Long-Term Incentive Plan.
     10 (aa)    Form of Incentive Stock Option Agreement.
     10 (bb)    Form of Nonqualified Stock Option Agreement.
     10 (cc)    Patent License Agreement dated August 20, 1997, between the Company and Coupco, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
     10 (dd)    Termination Agreement dated March 24, 1998 between the Company, Coleman Research Corporation and
                Thermo Information Solutions, Inc.
     10 (ee)    Letter Agreement dated March 17, 1997 between the Company and Thomas A. Manna.
     10 (ff)    Letter Agreement dated September 3, 1997 between the Company and James. F. Brandhort, Jr.
     10 (gg)    Form of Employment, Noncompetition and Nondisclosure Agreement.
     21         List of Subsidiaries of the Company.
     27         Financial Data Schedule.

------------

   * Incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-4 (Registration No. 333-12091)

  ** Incorporated by reference to exhibit 1 filed with the Company's
     Registration Statement on Form S-4 (Registration No. 333-12091)

 *** Incorporated by reference to the corresponding exhibit number filed with the Company's Quarterly Report on Fom 10-Q for the period ended March 31, 1997.

**** Incorporated by reference to the corresponding exhibit number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

     (b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1997.

     (c) Exhibits:

     See (a) 3. above for a listing of Exhibits filed as a part of this Report.

     (d) Additional Financial Statement Schedules:

     None. Additional financial statement schedules are not filed herewith, as the information required therein is either not applicable, or can be found in the Consolidated Financial Statements or the Notes thereto.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     Neither an annual report covering the Company's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.

     The Company currently anticipates that it will send to security holders an annual report covering the year ended December 31, 1997 at a future date.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTER*ACT SYSTEMS, INCORPORATED

                                          By: /s/ RICHARD A. VINCHESI, JR.
                                             ...................................
                                              RICHARD A. VINCHESI, JR., SENIOR
                                                     VICE PRESIDENT,
                                             CHIEF OPERATING OFFICER AND CHIEF
                                                    FINANCIAL OFFICER

March 30, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
          /S/ STEPHEN R. LEEOLOU            Chairman of the Board of Directors and Chief     March 30, 1998
 .........................................    Executive Officer and Treasurer
           (STEPHEN R. LEEOLOU)

       /S/ RICHARD A. VINCHESI, JR.         Senior Vice President, Chief Operating           March 30, 1998
 .........................................    Officer and Chief Financial Officer
        (RICHARD A. VINCHESI, JR.)            (principal accounting and principal
                                              financial officer)

         /S/ WILLIAM F. PENWELL             Vice Chairman of the Board of Directors          March 31, 1998
 .........................................
           (WILLIAM F. PENWELL)

             /S/ PAUL A. NASH               Senior Vice President, Director                  March 30, 1998
 .........................................
              (PAUL A. NASH)

         /S/ ROBERT M. DEMICHELE            Director                                         March 30, 1998
 .........................................
          (ROBERT M. DEMICHELE)

       /S/ WILLIAM P. EMERSON, JR.          Director                                         March 30, 1998
 .........................................
        (WILLIAM P. EMERSON, JR.)

          /S/ HAYNES G. GRIFFIN             Director                                         March 30, 1998
 .........................................
           (HAYNES G. GRIFFIN)

         /S/ RICHARD P. LUDINGTON           Director                                         March 30, 1998
 .........................................
          (RICHARD P. LUDINGTON)

      /S/ L. RICHARDSON PREYER, JR.         Director                                         March 30, 1998
 .........................................
       (L. RICHARDSON PREYER, JR.)

            /S/ BRIAN A. RICH               Director                                         March 30, 1998
 .........................................
             (BRIAN A. RICH)

                                            Director                                         March   , 1998
 .........................................
          (STUART S. RICHARDSON)

                                            Director                                         March   , 1998
 .........................................
          (ROBERT A. SILVERBERG)

                        INTER*ACT SYSTEMS, INCORPORATED
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              -----
Report of Independent Public Accountants...................................................................     F-2
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996..................................     F-3
Consolidated Statements of Operations for the year ended December 31, 1997, the three month period ended
  December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995...................     F-4
Consolidated Statements of Cash Flows for the year ended December 31, 1997, the three month period ended
  December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995...................     F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30,
  1995.....................................................................................................     F-6
Notes to Consolidated Financial Statements.................................................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To INTER*ACT SYSTEMS, INCORPORATED:

     We have audited the accompanying consolidated balance sheets of Inter*Act Systems, Incorporated (a North Carolina corporation) and Subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter*Act Systems, Incorporated and Subsidiaries as of December 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 17, 1998

                         INTER*ACT SYSTEMS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,      DECEMBER 31,
                                                                                        1997              1996
                                                                                    ------------      ------------
                                                                                     (IN THOUSANDS, EXCEPT SHARE
                                                                                                DATA)
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................     $ 45,211          $ 88,306
     Receivables, net............................................................          813               617
     Other current assets........................................................        3,067               807
                                                                                    ------------      ------------
          Total current assets...................................................       49,091            89,730
Property, plant and equipment, net...............................................       26,900            11,690
Bond issuance costs, net.........................................................        3,302             3,720
Patents, licenses and trademarks, net............................................        1,687               227
Other noncurrent assets..........................................................           43               398
                                                                                    ------------      ------------
          Total assets...........................................................     $ 81,023          $105,765
                                                                                    ------------      ------------
                                                                                    ------------      ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable............................................................     $  3,204          $  1,243
     Accrued expenses............................................................        6,870             1,778
     Deferred revenue............................................................          539               479
                                                                                    ------------      ------------
          Total current liabilities..............................................       10,613             3,500
Long-term debt, net of discount..................................................       91,406            76,866
Other noncurrent liabilities.....................................................       --                   292
                                                                                    ------------      ------------
          Total liabilities......................................................      102,019            80,658
                                                                                    ------------      ------------
Common stock purchase warrants...................................................       27,436            24,464
                                                                                    ------------      ------------
Stockholders' equity (deficit):
     Preferred stock, no par value, authorized 5,000,000 shares; none
       outstanding...............................................................       --                --
     Common stock, no par value, authorized 20,000,000 shares; 7,728,555, and
       7,668,555 shares issued and outstanding at December 31, 1997 and December
       31, 1996, respectively....................................................       28,251            27,651
       Additional paid-in capital................................................          768               768
     Deferred compensation.......................................................         (570)             (723)
     Cumulative translation adjustments..........................................          (14)           --
     Accumulated deficit.........................................................      (76,867)          (27,053)
                                                                                    ------------      ------------
          Total stockholders' equity (deficit)...................................      (48,432)              643
                                                                                    ------------      ------------
          Total liabilities and stockholders' equity (deficit)...................     $ 81,023          $105,765
                                                                                    ------------      ------------
                                                                                    ------------      ------------

 The accompanying notes are an integral part of these consolidated statements.

                         INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTH
                                                                          PERIOD             FISCAL YEAR ENDED
                                                        YEAR ENDED        ENDED        ------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 28,    SEPTEMBER 30,
                                                           1997            1996            1996             1995
                                                       ------------    ------------    -------------    -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Gross sales.........................................     $  1,672        $    408        $     492         $   255
     Less: Retailer reimbursements..................         (964)           (240)            (287)           (144)
                                                       ------------    ------------    -------------    -------------
          Net sales.................................          708             168              205             111
                                                       ------------    ------------    -------------    -------------
Operating expenses:
     Direct costs...................................        5,784             939            2,298             903
     Selling, general and administrative expenses...       26,352           3,077            6,911           3,391
     Depreciation and amortization of intangibles...        3,934             468              821             191
                                                       ------------    ------------    -------------    -------------
          Total operating expenses..................       36,070           4,484           10,030           4,485
                                                       ------------    ------------    -------------    -------------
Operating loss......................................      (35,362)         (4,316)          (9,825)         (4,374)
                                                       ------------    ------------    -------------    -------------
Other income (expense)
     Interest income................................        3,892           1,249            1,009              35
     Interest expense...............................      (18,033)         (4,263)          (2,743)           (187)
     Other expense..................................         (301)         --              --               --
                                                       ------------    ------------    -------------    -------------
          Total other expense.......................      (14,442)         (3,014)          (1,734)           (152)
                                                       ------------    ------------    -------------    -------------
Income (loss) before income taxes...................      (49,804)         (7,330)         (11,559)         (4,526)
Income taxes........................................          (10)         --              --               --
                                                       ------------    ------------    -------------    -------------
     Net loss.......................................     $(49,814)       $ (7,330)       $ (11,559)        $(4,526)
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Per share information:
Net loss per common share:
     Basic..........................................     $  (6.48)       $  (0.96)       $   (1.91)        $ (1.27)
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
     Diluted........................................     $  (6.48)       $  (0.96)       $   (1.91)        $ (1.27)
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Common shares used in computing per share amounts:
     Basic..........................................        7,692           7,669            6,038           3,556
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
     Diluted........................................        7,692           7,669            6,038           3,556
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------

 The accompanying notes are an integral part of these consolidated statements.

                         INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTH
                                                                          PERIOD             FISCAL YEAR ENDED
                                                        YEAR ENDED        ENDED        ------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 28,    SEPTEMBER 30,
                                                           1997            1996            1996             1995
                                                       ------------    ------------    -------------    -------------
                                                                               (IN THOUSANDS)

Cash flows from operating activities:
    Net loss........................................     $(49,814)       $ (7,330)       $ (11,559)        $(4,526)
    Items not affecting cash and cash equivalents:
        Depreciation and amortization of intangible
          assets....................................        3,934             468              821             191
        Loss on disposal of assets..................        1,097          --                   74              10
        Non-cash interest on discounted bonds.......       17,972           4,217            2,626          --
        Equity in earnings of affiliate, net........          301          --              --               --
        Other items, net............................          319              38              381          --
    Changes in working capital:
        Receivables, net............................         (196)           (373)            (169)            (59)
        Accounts payable and accrued expenses.......        6,416           1,038            1,208             588
        Other current assets........................       (2,260)           (866)            (255)            (45)
        Deferred revenues...........................           60             250              207              22
                                                       ------------    ------------    -------------    -------------
            Net cash used in operating activities...      (22,171)         (2,558)          (6,666)         (3,819)
                                                       ------------    ------------    -------------    -------------
Cash flows from investing activities:
        Expenditures for property, plant and
          equipment.................................      (20,110)         (2,584)          (8,739)         (1,702)
        Proceeds from disposal of assets............       --              --                   57          --
        Patent acquisition costs....................         (800)         --              --               --
                                                       ------------    ------------    -------------    -------------
            Net cash used in investing activities...      (20,910)         (2,584)          (8,682)         (1,702)
                                                       ------------    ------------    -------------    -------------
Cash flows from financing activities:
        Net proceeds from issuance of 14% Senior
          Notes.....................................       --              --               90,865          --
        Long-term debt repayments...................       --                 (32)             (20)         --
        Proceeds from common stock issuance, net....       --              --               18,256           5,033
        Net amount due to stockholders..............       --              --              --                  148
        Net amount due (from) to related parties....       --              --                 (339)            200
                                                       ------------    ------------    -------------    -------------
            Net cash (used in) provided by financing
              activities............................       --                 (32)         108,762           5,381
                                                       ------------    ------------    -------------    -------------
Foreign exchange effects on cash and cash
  equivalents.......................................          (14)         --              --               --
                                                       ------------    ------------    -------------    -------------
Net (decrease) increase in cash and cash
  equivalents.......................................      (43,095)         (5,174)          93,414            (140)
Cash and cash equivalents at beginning of period....       88,306          93,480               66             206
                                                       ------------    ------------    -------------    -------------
Cash and cash equivalents at end of period..........     $ 45,211        $ 88,306        $  93,480         $    66
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest........................................     $     39        $     10        $      94         $    79
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Supplemental disclosures of non-cash investing and
  financing activities:
    Deferred compensation related to stock options
      granted.......................................     $ --            $ --            $     768         $--
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
    Issuance of common stock in consideration of
      certain obligations...........................     $    600        $ --            $   2,141         $--
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
    Issuance of common stock purchase warrants in
      connection with the issuance of 14% Senior
      Notes.........................................     $  2,972        $     --        $  24,464         $    --
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------

 The accompanying notes are an integral part of these consolidated statements.

                         INTER*ACT SYSTEMS, INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                  TOTAL
                               COMMON STOCK       ADDITIONAL                                   CUMULATIVE     STOCKHOLDERS'
                             -----------------     PAID-IN        DEFERRED      ACCUMULATED    TRANSLATION       EQUITY
                             SHARES    AMOUNT      CAPITAL      COMPENSATION      DEFICIT      ADJUSTMENTS      (DEFICIT)
                             ------    -------    ----------    ------------    -----------    -----------    -------------
                                                                     (IN THOUSANDS)

Balance at September 30,
  1994....................   2,917     $2,222       -$-            $--           $  (3,638)       $--           $  (1,416)
    Issuance of common
      stock...............   1,032      5,172       --             --               --                              5,172
    Forfeiture of common
      stock...............     (18)      (140)      --             --               --                               (140)
    Net loss..............    --         --         --             --               (4,526)                        (4,526)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at September 30,
  1995....................   3,931      7,254       --             --               (8,164)       --                 (910)
    Issuance of common
      stock...............   3,329     18,311       --             --               --            --               18,311
    Conversion of certain
      obligations to
      common stock........     409      2,086       --             --               --            --                2,086
    Deferred Compensation
      related to stock
      options granted.....    --         --           768            (768)          --            --              --
    Amortization of
      deferred
      compensation........    --         --         --                  6           --            --                    6
    Net loss..............    --         --         --             --              (11,559)       --              (11,559)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at September 28,
  1996....................   7,669     27,651         768            (762)         (19,723)       --                7,934
    Amortization of
      deferred
      compensation........    --         --         --                 39           --            --                   39
    Net loss..............    --         --         --             --               (7,330)       --               (7,330)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at December 31,
  1996....................   7,669     27,651         768            (723)         (27,053)       --                  643
    Issuance of common
      stock...............      60        600       --             --               --            --                  600
    Amortization of
      deferred
      compensation........    --         --         --                153           --            --                  153
    Translation
      Adjustment..........    --         --         --             --                               (14)              (14)
    Net loss..............    --         --         --             --              (49,814)          --           (49,814)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at December 31,
  1997....................   7,729     $28,251       $768          $ (570)       $ (76,867)       $ (14)        $ (48,432)
                             ------    -------      -----          ------       -----------       -----       -------------
                             ------    -------      -----          ------       -----------       -----       -------------

 The accompanying notes are an integral part of these consolidated statements.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

1. BUSINESS DESCRIPTION

     Inter*Act Systems, Incorporated (the 'Company') is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer products manufacturers ('Manufacturers') and supermarket retailers ('Retailers') to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'tm' ('ILN'), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks'tm', located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This fully automated process virtually eliminates misredemption and fraud associated with paper coupons, estimated by industry sources to cost manufacturers hundreds of millions of dollars per year.

     Certain factors could affect Inter*Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with manufacturers to promote brands on the ILN and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties such as those who manufacture ILN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry and (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, and (ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company.

     From inception to December 31, 1997, the Company has had minimal revenues, incurred recurring losses and experienced negative operating cash flow and there is no assurance that the product the Company has developed will achieve success in the marketplace. The Company intends to raise additional equity or debt capital to fund its ongoing 1998 and 1999 expansion plans. In addition, the Company has received several multi-year equipment leasing proposals from equipment manufacturers for future purchases of ILN equipment. There is no assurance that such additional capital or equipment financing can be obtained. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, along with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements include the consolidated accounts of the Company and its wholly and majority-owned subsidiaries: Network Licensing, Inc. ('NLI'), Inter*Act International Holdings, Inc. ('Inter*Act International'), Inter*Act Holdings, Ltd., ('Inter*Act Holdings') and Inter*Act U.K. Ltd. ('Inter*Act U.K.'). Inter*Act International, Inter*Act Holdings and Inter*Act U.K. were incorporated during 1997. All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

     On February 13, 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. The Company's 1996 and 1995 fiscal years

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

ended on the Saturday closest to September 30. The financial statements for fiscal 1996 and 1995 each contain activity for fifty-two weeks.

REVENUE RECOGNITION

     The Company recognizes revenue as electronic discounts are redeemed at store cash registers. Manufacturers pay a fee to the Company for each redemption. The fee is composed of 1) a retailer processing fee, 2) a redemption fee and 3) the face value of the coupon. The Company, in turn, passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the Manufacturers. Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions, and these amounts are recorded as deferred revenue until earned through redemptions.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, which at December 31, 1997 and December 31, 1996 were primarily comprised of money market funds and overnight repurchase agreements, are stated at cost, which approximates market value. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

RECEIVABLES, NET

     Accounts receivable included in current assets are stated net of allowances for doubtful accounts of approximately $30,000 and $10,000 at December 31, 1997 and at December 31, 1996, respectively. The Company recorded approximately $30,000 and $10,000 for bad debt expense for the year ended December 31, 1997 and the three month period ended December 31, 1996, respectively. The Company did not record an allowance for doubtful accounts or bad debt expense for the fiscal years ended September 28, 1996 or September 30, 1995.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is generally provided on the straight-line method for financial reporting purposes over the estimated useful lives of the underlying assets. Machinery and equipment are depreciated over a period ranging from 3 to 5 years and leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the improvements, whichever is shorter. In-store machinery and equipment are depreciated over five years. Repairs and maintenance are charged to expense as incurred.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs incurred by the Company are included in selling, general and administrative expenses. Such costs for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995 were $646,000, $121,000, $800,000 and $623,000, respectively.

BOND ISSUANCE COSTS

     Bond issuance costs incurred by the Company are costs associated with a private placement offering of 14% Senior Discount Notes during fiscal 1996 (the 'Private Placement') (See Note 6) and are being amortized over seven years using the effective interest rate method. Accumulated

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

amortization was $633,000 and $169,000 at December 31, 1997 and at December 31, 1996, respectively. The Company recorded amortization expense on the bond issuance costs of $464,000, $102,000 and $67,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

PATENTS, LICENSES AND TRADEMARKS

     Acquisition costs for patents, licenses and trademarks and legal fees incurred for the improvement and protection of the Company's patents, licenses and trademarks have been deferred and are being amortized over fifteen years or the remaining life of the patent, license or trademark, whichever is less, using the straight-line method. Accumulated amortization was $95,000 and $34,000 at December 31, 1997 and December 31, 1996, respectively. The Company recorded amortization expense of $131,000, $10,000, $22,000 and $2,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, respectively.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign entities have been translated using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. Local currencies are considered functional currencies of the Company's foreign operating entities. Translation effects are accumulated as part of the cumulative foreign translation adjustment in equity. Gains and losses from foreign currency transactions are included in net loss for the period. The Company did not incur material foreign exchange gains or losses during any period presented. The Company has not entered into any derivative transactions to hedge foreign currency exposure.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,' requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The adoption of SFAS No. 121 in the three-month period ended December 31, 1996 did not have a material effect on the Company's results of operations, cash flows or financial position.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, 'Accounting for Income Taxes.' SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. It also requires the company to adjust its deferred tax balances in the period of enactment for the effect of enacted changes in tax rates and to provide a valuation allowance against such deferred tax assets that are not, more likely than not, to be realized.

STOCK-BASED COMPENSATION

     During the three month period ended December 31, 1996, the Company adopted the provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation,' by continuing to apply the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' while providing the required pro forma disclosures as if the fair value method had been applied. (See Note 13)

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

NET LOSS PER SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, 'Earnings Per Share.' (See Note 9.) In accordance with SFAS No. 128, net loss per common share amounts ('basic EPS') were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts -- assuming dilution ('diluted EPS') were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. In all periods presented, the impact of stock options and warrants was anti-dilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets (specifically with respect to the lives of in-store machinery and equipment) and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

3. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consisted of the following (in thousands):

                                                                DECEMBER 31,      DECEMBER 31,
                                                                    1997              1996
                                                                ------------      ------------
Land and buildings...........................................     $     77          $     16
                                                                ------------      ------------
Machinery and equipment
     In-Store................................................       28,383            11,286
     Other...................................................        3,067             1,784
                                                                ------------      ------------
     Total machinery and equipment...........................       31,450            13,070
                                                                ------------      ------------
                                                                    31,527            13,086
Less: accumulated depreciation...............................       (4,627)           (1,396)
                                                                ------------      ------------
Property, plant and equipment, net...........................     $ 26,900          $ 11,690
                                                                ------------      ------------
                                                                ------------      ------------

Depreciation expense was approximately $3.8 million, $456,000, $786,000 and $180,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, respectively.

4. LEASES

     The Company leases office facilities and equipment under various operating lease agreements expiring through year 2002. Future minimum lease payments under noncancelable operating leases at December 31, 1997 were as follows:

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                                      OPERATING
                                        LEASES
                                    --------------
                                    (IN THOUSANDS)
1998.............................       $  911
1999.............................          932
2000.............................          330
2001.............................           99
2002.............................           11
                                       -------
                                        $2,283
                                       -------
                                       -------

Rent expense of $383,000, $57,000, $222,000 and $219,000 was recognized for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, respectively, and is included in selling, general and administrative expenses.

5. RELATED PARTY TRANSACTIONS

     On April 14, 1993, the Company entered into an agreement with Clearing Systems, Inc. ('CSI'), a Delaware corporation, whereby approximately 817,000 shares of the Company's common stock were exchanged for certain assets, consisting primarily of acquired technology and research and development, at the then estimated fair market value of $612,000, and assumption of certain liabilities of CSI. The agreement provided that CSI would consult on matters pertaining to the Company's technology, vendor relations, customer contacts and strategic planning and be paid a fee when, and if, the Company installed 50 ILN terminals or achieved $1,000,000 in revenues. During December 1995, in anticipation of the Company's limited cash resources, the parties amended the consulting agreement to provide that CSI would receive a $375,000 note, convertible into shares of the Company's common stock at a rate of $5.50 per share and bearing interest at the rate of 8.5% per annum, in satisfaction of the amounts due under the consulting agreement. The Company has paid $138,500 of the note and the remaining portion of $236,500 is due December 28, 1998. The entire consulting fee of $375,000 was recorded as an expense during the fiscal year ended September 28, 1996.

     The Company is party to various agreements with Vanguard Cellular Financial Corp. (together with its subsidiaries, 'Vanguard'). As of December 31, 1997, Vanguard has beneficial ownership of approximately 3.1 million shares of common stock of the Company and holds 18,000 units issued in the Private Placement (See Note 6). Stephen R. Leeolou, Chairman and Chief Executive Officer of the Company, is also co-founder and Co-Chief Executive Officer of Vanguard.

     On June 17, 1996, the Company entered into a management consulting agreement with Vanguard for a period of two years. Under the agreement, Vanguard will assist the Company in developing accounting, human resources, information management, legal compliance, sales training, research and development, business development and operations procedures, systems and programs. For services rendered under the agreement, the Company issued 10,000 shares of its common stock upon execution of the agreement and issued 10,000 shares in June 1997. In addition, the Company will reimburse Vanguard for any expenses incurred in the course of providing consulting services. This agreement terminated the previous consulting agreements dated January 30, 1996, the Company had with Vanguard. Under the January 30, 1996 agreement, Vanguard was to provide one of its executive employees to serve in the role of Chief Operating Officer (the 'COO') of the Company and to provide other consulting services as necessary. All expenses, including related compensation expenses of such individuals based on time rendered on the Company's activities, would be paid by the Company. This agreement was terminated upon execution of the management consulting agreement with Vanguard on June 17, 1996. The Company has paid Vanguard under such consulting agreements, approximately

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

$218,000, $42,000 and $29,000 during the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

     In May 1995, the Company issued 400,000 shares of common stock to Vanguard at a Purchase price of $5.00 per share. In connection with this issuance, Vanguard also received a warrant (the 'Vanguard Warrant') to purchase up to an additional 400,000 shares of the Company's common stock at the agreed-upon fair market value of such stock at the time of exercise. This warrant agreement contains an anti-dilution clause which provides for adjustments to the number of shares eligible to be purchased to maintain the number of shares at approximately 10.3% of the Company's outstanding common stock. The warrant expires on the earlier of (i) May 5, 2005 or (ii) the consummation of an initial public offering by the Company. The terms of the Vanguard Warrant were restructured immediately prior to the consummation of the private placement transaction (see Note 7) to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share, which was, in the opinion of management, the fair market value of the related common stock at the date of restructuring. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered.

     On May 5, 1995, the Company entered into a Registration Rights Agreement with Vanguard relating to certain warrants and shares of common stock of the Company owned by Vanguard. The agreement provides that Vanguard may at any time after six months from the date the first registration statement filed by the Company under the Securities Act of 1933 becomes effective, request the Company to effect the registration of certain securities held by Vanguard as expeditiously as may be practicable. However, the Company is entitled to decline such request, if, in the Company's judgment, such demand registration would not be in the Company's best interest. The Company may only decline such request once and will only be effective for a three-month period. In addition, the agreement allows Vanguard certain piggyback registration rights on any security offerings the Company may undertake, provided, however, the Company's underwriter determines, in their sole discretion, such shares will not jeopardize the success of the proposed offering by the Company. The agreement terminates the earlier of five years from date of the Company's first registration statement becomes effective or such time as Vanguard may sell its securities pursuant to Rule 144 under the Securities Act.

6. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1997            1996
                                                                   ------------    ------------

14% Senior Discount Notes(1)....................................     $ 91,406        $ 76,866
Less: Current portion of long-term debt.........................       --              --
                                                                   ------------    ------------
          Total long-term debt..................................     $ 91,406        $ 76,866
                                                                   ------------    ------------
                                                                   ------------    ------------

------------

(1) In August 1996, the Company, through the Private Placement, issued 142,000 units, each consisting of a 14% senior discount note due 2003 (collectively, the 'Notes') with a principal amount at maturity of $1,000 and a warrant to purchase 7.334 shares (adjusting to 9.429 shares at September 30, 1997 if the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share. The gross proceeds of $94.8

                                              (footnotes continued on next page)

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

(footnotes continued from previous page)

    million were allocated by the Company to the value of the warrants of approximately $24.5 million and to the discounted notes of approximately $70.2 million. Expenses of the offering of approximately $3.8 million were capitalized as bond issuance costs and are being amortized over the remaining term of the Notes. The Company did not complete a qualified initial public offering of common stock by September 30, 1997; therefore, the Company recorded additional common stock purchase warrants of $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant.

     No cash interest will be payable on the Notes prior to February 1, 2000. The Notes will accrue cash interest at a rate of 14% per annum, commencing on August 1, 1999, payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2000. The debt discount related to the difference between the face value of the notes ($142 million) and the proceeds of the Private Placement ($94.8 million) is being accreted over the period to August 1, 1999. The debt discount related to the portion of the Private Placement allocated to the value of the warrants ($27.4 million, $24.5 million and $24.5 million at December 31, 1997, December 31, 1996 and September 30, 1996, respectively) is being accreted over the full term of the Notes to August 1, 2003. Interest expense on the notes, including the accretion of debt discount and amortization of issuance costs, is being recognized at a constant rate of interest over the life of the Notes. Discount accretion of $17.5 million, $4.1 million and $2.6 million and amortization of bond issuance costs of approximately $464,000, $102,000 and $67,000 have been recognized as interest expense during the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. There is no assurance that the Company will be able to meet its financial obligations under the Notes or other commitments.

7. COMMON STOCK

     During the year ended December 31, 1997, the Company issued 60,000 shares of Common Stock, 50,000 shares for partial consideration in the acquisition of a patent and 10,000 shares issued pursuant to the management service agreement the Company has with Vanguard. (See Note 5) The issuance of such shares was recorded at $10.00 per share, which management believes approximates the fair market value of the shares on date of issuance.

     During the fiscal year ended September 28, 1996, the Company issued approximately 3,738,000 shares of Common Stock of which approximately 3,418,000 shares were issued at a purchase price of $5.50 per share and approximately 320,000 were issued at a purchase price of $5.00 per share. Approximately 3,319,000 shares were issued as part of a private offering of common stock at a purchase price of $5.50 per share. In connection with this offering, purchasers of $250,000 or more of common stock received warrants to purchase a number of shares of common stock equal to 5% of the shares purchased in the offering and purchasers of $1,000,000 or more of common stock received warrants to purchase a number of shares of common stock equal to 10% of the shares purchased in the offering. The exercise price of all warrants issued or sold in connection with this offering will equal the sales price of the next $2 million of common stock issued and sold by the Company. Purchasers of common stock in this offering who were also purchasers of common stock in certain earlier offerings were also offered warrants (at a purchase price of $.01 per warrant share) to purchase common stock. Approximately 323,216 warrants were issued under this offering and expire on December 31, 2000. Also during the year ended September 30, 1996, 10,000 shares of common stock were issued pursuant to the management service agreement the Company has with Vanguard at the then estimated fair market value of $5.50 per share. In addition, the Company converted approximately $2.1 million in debt, notes payable and related accrued interest due to stockholders into 409,000 shares of common stock. Notes

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

payable to stockholders of $1.6 million bearing interest at 8.5%, maturing on February 1, 1998 were converted into approximately 320,000 shares of common stock at a conversion price of $5.00 per share. Fifty percent of accrued interest on such notes payable were converted into approximately 13,000 shares at a conversion price of $5.50 per share, the remaining fifty percent of accrued interest was paid in cash. Other notes payable to stockholders with a principal amount of approximately $371,000 and related accrued interest of approximately $47,000 were converted into approximately 76,000 shares of common stock at $5.50 per share.

     During the fiscal year ended September 30, 1995, the Company issued 1,032,000 shares of common stock. Vanguard, through a subsidiary, purchased 400,000 shares of common stock of the Company at a purchase price of $5.00 per share. In connection with such investment, Vanguard received a warrant to purchase up to an additional 10.27% of the common stock of the Company at an exercise price equal to the fair market value of the common stock at the time of the exercise (the 'Vanguard Warrant'). The Vanguard Warrant was exercisable at any time prior to the earlier of an underwritten initial public offering or May 5, 2005. The Vanguard Warrant was restructured immediately prior to consummation of the Private Placement to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered.

     Of the remaining 632,000 shares issued during the fiscal year ended September 30, 1995, approximately 607,000 shares were issued at $5.00 per share and approximately 25,000 shares were issued at $5.50 per share.

     On September 30, 1994, a stockholder agreed to forfeit 10,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. The forfeiture did not reduce the amount of the stockholder's financial investment in the Company at that time, but did reduce the number of shares issued to this individual. These shares were subsequently reissued to two other individuals at $5.00 per share. In December 1994, the same stockholder agreed to forfeit an additional 18,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. Upon this forfeiture, the investor's equity in the Company was reduced in the total amount of $140,000, representing the value of 28,000 shares of common stock at $5.00 per share. The original forfeiture of 10,000 shares and subsequent reissuance of the same 10,000 shares at $5.00 per share was recorded during the fiscal year ended September 30, 1994. The additional forfeiture of 18,000 shares and the entire value of the September 1994 and December 1994 forfeitures of $140,000 was recorded during the fiscal year ended September 30, 1995.

8. COMMON STOCK PURCHASE WARRANTS

     In addition to the Vanguard Warrant to purchase 900,113 shares and the warrants to purchase an aggregate of 323,216 shares issued in the private offering described in Note 7, the Company has issued and outstanding other warrants described below. In August 1996, the Company, through the Private Placement, issued 142,000 units, each consisting of a 14% senior discount note due 2003 (collectively, the 'Notes') with a principal amount at maturity of $1,000 and a warrant to purchase 7.334 shares (adjusting to 9.429 shares at September 30, 1997 if the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share. The Company did not complete a qualified public offering of common stock by September 30, 1997, therefore, the Company recorded additional common stock purchase warrants of $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant. These warrants shall be exercisable on or after the earliest to occur of (i) August 1, 2000,
(ii) a change of control, (iii) (a) 90

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

days after the closing of an initial public offering or (b) upon the closing of the initial public offering but only in respect of warrants required to be exercised to permit the holders thereof to sell shares in the initial public offering, (iv) a consolidation, merger or purchase of assets involving the Company or any of its subsidiaries that results in the common stock of the Company becoming subject to registration, (v) an extraordinary cash dividend or
(vi) the voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company. The number of shares of the common stock for which a warrant is exercisable is subject to adjustment upon the occurrence of certain events.

     Holders of warrants (or common stock issued in respect thereof) will be entitled to include the common stock issued or issuable upon the exercise of the warrants (the 'Underlying Common Stock') in a registration statement whenever the Company or any shareholder proposes to effect a public equity offering with respect to common stock of the Company (other than redeemable stock), except to the extent the managing underwriter for such offering determines that such registration and sale would materially adversely affect the price, timing or distribution of the shares to be sold in such public equity offering. Following the occurrence of an initial public offering, holders of warrants and Underlying Common Stock representing not less than 25% of all the outstanding warrants and Underlying Common Stock, taken together, will have the right, on one occasion, to require the Company to register these securities pursuant to an effective registration statement.

     After August 1, 2001, the Company may be required, under certain circumstances, to purchase, at fair market value, the outstanding warrants and underlying common stock issued. Depending on the fair market value at that time, there may be a charge to earnings in connection with the repurchase of warrants and underlying common stock.

     Management of the Company believes, based on independent third party valuations, that the value of the Company's common stock at the date of the initial issuance of these warrants was $23.50 per share and, accordingly, allocated $24.5 million of the proceeds of the Private Placement to the value of these warrants based on 142,000 units consisting of warrants to purchase 7.334 shares of common stock per unit with an exercise price of $.01 per share. Effective September 30, 1997, the Company recorded additional Common Stock Purchase Warrants of approximately $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant. This aggregate amount is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheet as of December 31, 1997. The value of the original warrants and the incremental value of the 2.095 (9.429 less 7.334) warrants issued per unit of the Notes effective September 30, 1997 have, since their issuance, been accounted for as an additional debt discount subject to accretion as described in Note 6.

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

9. NET LOSS PER SHARE

     A reconciliation between the net loss and common shares of the basic and diluted EPS computations is as follows:



                                            YEAR ENDED               THREE MONTH PERIOD           FISCAL YEAR ENDED
                                        DECEMBER 31, 1997         ENDED DECEMBER 31, 1996         SEPTEMBER 28, 1996
                                    --------------------------   --------------------------   --------------------------
                                                         PER                          PER                          PER
                                                        SHARE                        SHARE                        SHARE
                                    NET LOSS   SHARES   AMOUNT   NET LOSS   SHARES   AMOUNT   NET LOSS   SHARES   AMOUNT
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------
Basic EPS
Net loss attributable to common
  stock...........................  $(49,814)  7,692    $(6.48)  $(7,330)   7,669    $(0.96)  $(11,559)  6,038    $(1.91)
Effect on Dilutive Securities:
  Warrants........................              --                           --                           --
  Stock Options...................              --                           --                           --
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------
Diluted EPS
Net loss attributable to common
  stock and assumed option
  exercise........................  $(49,814)  7,692    $(6.48)  $(7,330)   7,669    $(0.96)  $(11,559)  6,038    $(1.91)
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------

                                       FISCAL YEAR ENDED
                                       SEPTEMBER 30, 1995
                                    --------------------------
                                                         PER
                                                        SHARE
                                    NET LOSS   SHARES   AMOUNT
                                    --------   ------   ------
Basic EPS
Net loss attributable to common
  stock...........................  $(4,526)   3,556    $(1.27)
Effect on Dilutive Securities:
  Warrants........................              --
  Stock Options...................              --
                                    --------   ------   ------
Diluted EPS
Net loss attributable to common
  stock and assumed option
  exercise........................  $(4,526)   3,556    $(1.27)
                                    --------   ------   ------
                                    --------   ------   ------


     There were no reconciling items to be reported by the Company in the calculation for basic EPS and diluted EPS for the year ended December 31, 1997, three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995. Inclusion of the Company's outstanding common stock purchase warrants and stock options (See Note 13) would have an antidilutive effect on earnings per share and, therefore, they are not included in the calculation of diluted EPS per SFAS No. 128.

10. DEFERRED COMPENSATION

     In September 1996, the Company issued options to purchase 48,000 shares of common stock at an exercise price of $7.50 per share under the 1996 Nonqualified Stock Option Plan (See Note 13), which was an exercise price below the then-estimated fair market value of the Company's common stock on the date of grant. Accordingly, the Company has recorded a deferred compensation charge of $768,000, which will be amortized ratably over the five year vesting period of the related options. Accumulated amortization was $198,000, $45,000 and $6,000 at December 31, 1997, December 31, 1996 and September 28, 1996, respectively. Amortization expense of deferred compensation was $153,000, $39,000 and $6,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and for the fiscal year ended September 28, 1996, respectively.

11. LITIGATION

     During the year ended September 28, 1996, a lawsuit was filed and settled against the Company alleging certain patent infringement. The Company expressly denied any wrongdoing and entered into such agreement to avoid lengthy litigation costs. Under the settlement agreement, the Company was required to pay $400,000, and in return, received, among other things, the worldwide, perpetual right to use such patent, dismissal with prejudice and release of all related claims. The cost of the settlement of $400,000 was expensed during the fiscal year ended September 28, 1996.

     In February 1996, the Company filed suit against Catalina Marketing Corporation alleging that Catalina has infringed United States Letters Patent No. 4,554,446 (the '446 Patent') under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina asserted a second counterclaim alleging that the Company is infringing a newly issued Catalina Patent U.S. Patent No. 5,612,868. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of U.S. Patent No. 5,612,868. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of these actions cannot be predicted. However, the Company intends to assert its claims vigorously.

     In January 1998, Catalina Marketing International, Inc. ('Catalina International,' a subsidiary of Catalina) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the '041 Patent') which Catalina International Inc. acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo Information Solutions, Inc. and Coleman Research Corporation who have manufactured kiosk pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop further alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International, which may include the filing of appropriate counterclaims.

12. INCOME TAXES

     The components of cumulative deferred tax assets and liabilities were as follows (in thousands):

                                                           DECEMBER 31,         DECEMBER 31,
                                                               1997                 1996
                                                         -----------------    -----------------

Cumulative Amounts:
Deferred Tax Assets:
     Accrued Bonus/Deferred
       Compensation/other.............................       $     174             $    26
     Amortization of Warrant Expense..................           1,545                 384
     Interest Accretion...............................           4,464               1,242
     Other............................................              13                   5
     Bond Issuance Cost Amortization..................             222                  59
     Net Operating Loss Carryforward..................          24,294               8,720
                                                         -----------------    -----------------
          Total Deferred Tax Assets...................          30,712              10,436
                                                         -----------------    -----------------
Deferred Tax Liabilities:
     Depreciation.....................................           (1157)               (527)
                                                         -----------------    -----------------
          Total Deferred Tax Liabilities..............           (1157)               (527)
                                                         -----------------    -----------------
     Net Deferred Tax Asset before Valuation
       Allowance......................................          29,555               9,909
                                                         -----------------    -----------------
     Valuation Allowance..............................         (29,555)             (9,909)
                                                         -----------------    -----------------
          Net Deferred Tax Asset......................       $--                   $--
                                                         -----------------    -----------------
                                                         -----------------    -----------------

     In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards could be limited in years following a change in the Company's ownership. In general, a change in ownership occurs if a shareholder's (or the combined

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

group of the shareholders each owning less than 5%) ownership increases 50 percentage points over a three year period. This change could occur at the time of an Initial Public Offering. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue
Code) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carryforward as computed on the date of the change in ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. At December 31, 1997 the amount of net operating loss carryforward is approximately $54.4 million. These losses begin to expire in the 2008 tax year.

     Creditable foreign taxes paid by the Company or its subsidiaries will be subject to Internal Revenue Code Section 904, Limitation on Foreign Tax Credit, because the Company does not have a Federal Income Tax liability. The Foreign Tax Credit limitation may be carried back two years and forward five years. The Company has the option of deducting these foreign taxes in lieu of the credit. In general, since the Company does not have a federal tax liability, the deduction method will increase the amount of net operating losses which are available to be carried forward fifteen years. As of December 31, 1997 the Company has not paid or accrued foreign taxes.

     SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets may not be realized. At each of the balance sheet dates, a valuation allowance for the full amount of the net deferred tax asset was recorded. This valuation allowance is recorded due to both the uncertainty of future income and the possible application of Internal Revenue Code Section 382 limitations on the use of the net operating loss carryforwards.

13. STOCK OPTION PLANS

     The Company has in place the 1994 Stock Compensation Plan which provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 330,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1997 an aggregate of 17,900 shares remain available for future grants under the 1994 Stock Compensation Plan.

     The Company also has in place the 1996 Nonqualified Stock Option Plan which provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 600,000 shares of Common Stock, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. This plan is subject to shareholder approval. As of December 31, 1997 an aggregate of 17,000 shares remain available for future grants under the 1996 Nonqualified Stock Option Plan.

     On May 20, 1997, the Company established the 1997 Long-term Incentive Plan ('Long-term Incentive Plan') for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, supervisory employees, directors or consultants of the Company or any subsidiary. The plan allows for the Company to grant Stock Options for the purchase of shares of Stock to Grantees under the Plan in such amounts as the Compensation Committee of the Board of Directors, in its sole discretion, determines. The Stock Options granted under the Plan will be designated as either: (i) Incentive Stock Options or (ii) Nonqualified Stock Options. The purchase price for shares acquired pursuant to the exercise, will be determined at the time

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

of grant; however, it will not be less than the fair market value of the shares at the time of the grant. The Long-term Incentive Plan also allows the Company to grant Stock Appreciation Rights in any amount, at its sole discretion, either alone or in combination with other Awards granted under the Plan. As of December 31, 1997, 367,900 of 500,000 total available options have been issued under the Long-term Incentive Plan at an exercise price of $10.00 per share. Management believes that these options were granted at fair market value of common stock at the date of grant. No Stock Appreciation Rights were awarded as of December 31, 1997. The awards vest annually over five years from the date of grant with the exception of 63,500 options, which became immediately exercisable.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 (See Note 2), the Company's net loss and net loss per share would have been changed to the following pro forma amounts:

                                                                             THREE MONTH
                                                        YEAR ENDED          PERIOD ENDED       FISCAL YEAR ENDED
                                                     DECEMBER 31, 1997    DECEMBER 31, 1996    SEPTEMBER 28, 1996
                                                     -----------------    -----------------    ------------------

Net Loss:                             As Reported        $ (49,814)            $(7,330)             $(11,559)
                                      Pro Forma            (50,353)             (7,355)              (11,832)
Net Loss Per Share:   Basic           As Reported            (6.48)               (.96)                (1.91)
                      Diluted         As Reported            (6.48)               (.96)                (1.91)
                      Basic           Pro Forma              (6.55)               (.96)                (1.96)
                      Diluted         Pro Forma              (6.55)               (.96)                (1.96)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. A summary of the status of the Company's stock option plans for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996 is presented in the table and narrative below:

                                                                            THREE MONTH
                                                      YEAR ENDED            PERIOD ENDED       FISCAL YEAR ENDED
                                                  DECEMBER 31, 1997      DECEMBER 31, 1996     SEPTEMBER 28, 1996
                                                 --------------------    ------------------    ------------------
                                                              WTD AVG               WTD AVG               WTD AVG
                                                                EX                    EX                    EX
                                                  SHARES       PRICE     SHARES      PRICE     SHARES      PRICE
                                                 ---------    -------    -------    -------    -------    -------

Outstanding at beginning of year..............     821,100    $ 5.40     844,100     $5.40     266,600     $4.77
Granted.......................................     543,400     10.00       --         --       617,500      5.65
Exercised.....................................      --          --         --         --         --         --
Forfeited.....................................       2,200      5.23      (3,000)     5.50      (7,000)     5.00
Expired.......................................     102,400      5.91     (20,000)     5.50     (33,000)     5.08
Outstanding at end of year....................   1,259,900      7.34     821,100      5.40     844,100      5.40
Exercisable at end of year....................     571,250      6.16     332,400      5.15     320,200      5.16
Weighted average fair value of options
  granted.....................................         N/A      7.34         N/A      5.40         N/A      5.40

     821,100 of the options outstanding at December 31, 1996 have exercise prices between $1.86 and $7.50, with a weighted average exercise price of $5.40 and a weighted average remaining contractual life of 8.2 years. 332,400 of these options are exercisable. The remaining options have exercise prices between $1.86 and $7.50, with a weighted average exercise price of $5.56 and a weighted average remaining contractual life of 6 years. 332,400 of these options are exercisable; their weighted average exercise price is $5.15.

     1,259,900 of the options outstanding at December 31, 1997, have exercise prices between $1.86 and 10.00, with a weighted average exercise price of $7.34 and a weighted average remaining contractual life

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

of 8.7 years. 571,250 of these options are exercisable. The remaining options have exercise prices between $1.86 and 10.00 with a weighted average price of $8.48 and a weighted average remaining contractual life of 9.1 years. 571,250 of these options are exercisable; their weighted average exercise price is $6.16.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants in the year ended December 31, 1997, the three month period ended December 31, 1996, and the fiscal year ended September 28, 1996 respectively: risk free interest rates of 6.49%, 6.45%, and 6.60%; and expected dividend yields of 0%, expected lives of 5 years, and expected stock volatility of 0 for each respective period.

     The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the plans, to determine to whom and at what time options and bonuses may be granted and the other terms and conditions of the grant.

14. COMMITMENTS AND CONTINGENCIES

COMMITMENTS FOR TECHNOLOGY

     The Company is party to several patent licensing agreements relating to its in-store consumer product promotion and couponing business. With respect to one license agreement under which the Company is assignee, the Company is required to pay a royalty of 2% of the gross collected revenues of the Company, to the extent derived from the Company's exploitation of the patent, with such royalty decreasing to 1% of such revenues after $10 million in aggregate royalties have been paid to the licensors. This license agreement requires that certain minimum monthly payments be made to the licensors, and be exceeded within approximately two years, in order to avoid triggering a termination right on the part of the licensors. With respect to another license agreement, the Company is required to pay the licensor a royalty of .8% of the gross collected revenues of the Company to the extent derived from the Company's exploitation of the patent, until such time as the licensor has received the aggregate sum of $600,000 after which no additional royalty payments are required. Under a third agreement, the Company is required to pay the licensor a royalty of 1% of the gross revenues related to the Company's exploitation of the patent subject to certain minimum annual payments, should the Company wish to maintain exclusive rights under such patent. Under these agreements, the Company recorded royalty payments of $398,000, $99,000, $333,000 and $274,000 for the year ended December 31, 1997, the three month period ended December 31, 1996, and for the fiscal years ended September 28, 1996 and September 30, 1995, respectively.

COMMITMENTS FOR FIXED ASSET PURCHASES

     On September 9, 1996, the Company sold its manufacturing operations to Coleman Research Corporation ('Coleman') for approximately $2.6 million and entered into an exclusive supply agreement whereby Coleman is to fulfill the Company's anticipated requirements for terminals for the next three years with fixed pricing for the first 5,000 terminals. No material gain or loss was realized in this transaction. As of March 24, 1998, the Company terminated its three-year exclusive terminal supply relationship with Coleman and its subsidiary, Thermo Information Solutions, Inc. ('Thermo') (collectively, the 'Vendors'). As part of this mutual termination agreement, the Company agreed to pay $4.5 million in installments to pay balances on previously purchased ILN equipment, to acquire certain inventory and to obtain early release from the exclusivity provision of the original contract to allow the Company to pursue relationships with new vendors. Of this amount, $4.1 million was charged to operating expense during 1997. The Vendors have agreed to return supplies and terminal parts to the Company, for which approximately $400,000 was reflected in other current assets of the Company as of December 31, 1997. Further, the Vendors will supply the Company with 350 additional kiosks.

                               INDEX TO EXHIBITS

                                                                                                            SEQUENTIAL
EXHIBIT NO.                                            DESCRIPTION                                           PAGE NO.
------------    -----------------------------------------------------------------------------------------   ----------
     *3 (a)(1)  Articles of Incorporation of the Company, with amendments, through June 12, 1996.........
  ****3 (a)(2)  Articles of Amendment of the Company, dated May 21, 1997 and effective June 3, 1997......
  ****3 (b)     Amended and Restated Bylaws of the Company...............................................
     *4 (a)     Specimen Certificate of the Company's Common Stock.......................................
     *4 (b)     Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to $142,000,000 in principal amount of 14% Senior Discount Notes due 2003.......
    *10 (a)     Management Services Agreement dated June 17, 1996, between the Company and Vanguard
                Cellular Systems, Inc....................................................................
    *10 (b)     Consulting Agreement dated January, 1996, between the Company and Vanguard Cellular
                Systems, Inc.............................................................................
    *10 (c)     Registration Rights Agreement dated May 5, 1995, between the Company and Vanguard
                Cellular Systems, Inc....................................................................
    *10 (d)     Amendment No. 1 to Registration Rights Agreement dated October, 1995, between the Company and Vanguard Cellular Systems, Inc.......................................................
    *10 (e)     Registration Rights Agreement dated March, 1996 between the Company and Toronto Dominion
                Investments, Inc.........................................................................
    *10 (f)     Subscription Agreement dated October, 1995, between the Company and Vanguard Cellular
                Systems, Inc.............................................................................
    *10 (g)     Company's 1996 Nonqualified Stock Option Plan............................................
    *10 (h)     Form of Nonqualified Stock Option Agreement..............................................
    *10 (i)     Company's 1994 Stock Compensation Plan...................................................
    *10 (j)     Form of Incentive Stock Option Agreement.................................................
    *10 (k)     Amended and Restated Common Stock Purchase Warrant granted to Vanguard Cellular Operating
                Corp.....................................................................................
    *10 (l)     Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as
                Warrant Agent............................................................................
    *10 (m)     Shareholders' Agreement dated April 16, 1993, between the Company and its shareholders.............................................................................
    *10 (n)     Amendment No. 1 to Shareholders' Agreement dated June 17, 1994, between the Company and its shareholders.........................................................................
    *10 (o)     Exchange and Registration Rights Agreement dated July 30, 1996, between the Company and the Initial Purchasers...................................................................
    *10 (p)     Kiosk Agreement dated September 3, 1996, between the Company and Coleman Research
                Corporation..............................................................................
    *10 (q)     Assignment of License Agreement dated June 15, 1993 among Gerald Singer and Arthur Murphy as Licensors, Michael R. Jones as Licensee and Network Licensing, Inc. as Assignee.......
    *10 (r)     Security Agreement dated June 16, 1993 between Michael R. Jones and Network Licensing,
                Inc......................................................................................
    *10 (s)     Sublicense dated June 16, 1993 between Network Licensing, Inc. and the Company...........
    *10 (t)     Settlement Agreement and Mutual General Release dated as of September 6, 1994 among
                Gerald R. Singer, Arthur J. Murphy, Lenora Singer, Joan Murphy, Network Licensing, Inc.
                and the Company..........................................................................
    *10 (u)     Amended and Restated Patent Rights Assignment/Consulting Agreement dated as of March 29,
                1995 between Joseph F. Stratton and the Company..........................................
    *10 (v)     Agreement Regarding Licensing matters dated as of January 22, 1996 among Michael R.
                Jones, Network Licensing, Inc. and the Company...........................................
    *10 (w)     Letter Agreement dated July 22, 1996 between Gerald Singer, Arthur J. Murphy and the
                Company..................................................................................
    *10 (x)     Assignment dated as of July 23, 1996 from Network Licensing, Inc. to the Company.........

                                                                                                          SEQUENTIAL
EXHIBIT NO.                                          DESCRIPTION                                           PAGE NO.
------------  -----------------------------------------------------------------------------------------   ----------
   **10 (y)   Purchase Agreement dated July 30, 1996, between the Company and the Initial
              Purchasers...............................................................................
  ***10 (z)   Company's 1997 Long-Term Incentive Plan..................................................
     10 (aa)  Form of Incentive Stock Option Agreement.................................................
     10 (bb)  Form of Nonqualified Stock Option Agreement..............................................
     10 (cc)  Patent License Agreement dated August 20, 1997, between the Company and Coupco, Inc.
              (Portions of this exhibit have been omitted pursuant to a request for confidentiality.)..
     10 (dd)  Termination Agreement dated March 24, 1998 between the Company, Coleman Research
              Corporation and Thermo Information Solutions, Inc........................................
     10 (ee)  Letter Agreement dated March 17, 1997 between the Company and Thomas A. Manna............
     10 (ff)  Letter Agreement dated September 3, 1997 between the Company and James. F. Brandhort,
              Jr.......................................................................................
     10 (gg)  Form of Employment, Noncompetition and Nondisclosure Agreement...........................
     21       List of Subsidiaries of the Company......................................................
     27       Financial Data Schedule..................................................................

------------

   * Incorporated by reference to the corresponding exhibit number filed with the Company's Registration Statement on Form S-4 (Registration No. 333-12091)

  ** Incorporated by reference to exhibit 1 filed with the Company's
     Registration Statement on Form S-4 (Registration No. 333-12091)

 *** Incorporated by reference to the corresponding exhibit number filed with the Company's Quarterly Report on Fom 10-Q for the period ended March 31, 1997.

**** Incorporated by reference to the corresponding exhibit number filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as......................'tm'