Form 10-Q
period 1998-03-31
INTER ACT SYSTEMS INC
filed 1998-05-15
CIK 935086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number   333-12091

                         INTER*ACT SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    NORTH CAROLINA                                              56-1817510
--------------------------------------------------------------      ----------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                       14 WESTPORT AVENUE
                       NORWALK, CONNECTICUT                                        06851
--------------------------------------------------------------      ----------------------------------
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

Yes   X    No
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 1998 the registrant had 7,728,555 shares of common stock outstanding.

                                     INDEX


                                                                                                   PAGE
                                                                                                   ----
Part I - Financial Information

Item 1.  Financial Statements
            Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997 ......... 1
            Consolidated Statements of Income for the three-month period ended
                 March 31, 1998 (unaudited) and March 31, 1997 (unaudited) ......................... 2
            Consolidated Statements of Cash Flows for the three-month period ended
                 March 31, 1998 (unaudited) and March 31, 1997 (unaudited) ......................... 3
            Notes to Consolidated Financial Statements ............................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..... 6

Part II - Other Information

Item 1.   Legal Proceedings ........................................................................10

Item 4.   Submission of Matters to a Vote of Security Holders ......................................10

Item 6.   Exhibits and Reports on Form 8-K .........................................................10

Signatures .........................................................................................12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                        INTER*ACT SYSTEMS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1998              1997
                                                                                     ----------       -----------
                                                                                     (UNAUDITED)
                                   ASSETS
Current assets:
    Cash and cash equivalents ..................................................       $ 31,266        $ 45,211
    Receivables, net of allowance for doubtful accounts of $30
        at March 31, 1998 and December 31, 1997, respectively ..................            678             813
    Other current assets .......................................................          2,946           3,067
                                                                                       --------        --------
        Total current assets ...................................................         34,890          49,091
Property, plant and equipment, net .............................................         27,062          26,900
Bond issuance costs, net of accumulated amortization of $758 and
    $633 at March 31, 1998 and December 31, 1997, respectively .................          3,177           3,302
Patents, licenses and trademarks, net of accumulated amortization of
    $169 and $95 at March 31, 1998 and December 31, 1997, respectively .........          1,703           1,687
Other noncurrent assets ........................................................             43              43
                                                                                       --------        --------
        Total assets ...........................................................       $ 66,875        $ 81,023
                                                                                       ========        ========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ...........................................................       $  3,467        $  3,204
    Accrued expenses ...........................................................          5,220           6,870
    Deferred revenue ...........................................................            408             539
                                                                                       --------        --------
        Total current liabilities ..............................................          9,095          10,613
Long-term debt, net of discount ................................................         96,107          91,406
                                                                                       --------        --------
        Total liabilities ......................................................        105,202         102,019
                                                                                       --------        --------
Common stock purchase warrants .................................................         27,436          27,436
                                                                                       --------        --------
Stockholder's equity (deficit):
    Preferred stock, no par value, authorized 5,000,000 shares; none outstanding           --              --
    Common stock, no par value, authorized 20,000,000 shares; 7,728,555 shares issued and outstanding at March 31, 1998 and
        December 31, 1997, respectively ........................................         28,251          28,251
    Additional paid-in capital .................................................            768             768
    Deferred compensation ......................................................           (531)           (570)
    Cumulative translation adjustments .........................................            (19)            (14)
    Accumulated deficit ........................................................        (94,232)        (76,867)
                                                                                       --------        --------
        Total stockholders' equity (deficit) ...................................        (65,763)        (48,432)
                                                                                       --------        --------
        Total liabilities and stockholders' equity (deficit) ...................       $ 66,875        $ 81,023
                                                                                       ========        ========


                 See Notes to Consolidated Financial Statements

                         INTER*ACT SYSTEMS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                       ---------------------------
                                                        MARCH 31,        MARCH 31,
                                                          1998             1997
                                                       -----------     -----------
                                                       (UNAUDITED)     (UNAUDITED)
Gross sales ......................................      $    695        $   304
     Less: Retailer reimbursements ...............          (412)          (186)
                                                        --------        -------
           Net sales .............................           283            118
                                                        --------        -------
Operating expenses:
     Direct costs ................................         2,282          1,075
     Selling, general and administrative expenses          9,568          3,418
     Depreciation and amortization of intangibles          1,475            631
                                                        --------        -------
          Total operating expenses ...............        13,325          5,124
                                                        --------        -------
Operating loss ...................................       (13,042)        (5,006)
                                                        --------        -------
Other income (expense)
     Interest income .............................           510          1,125
     Interest expense ............................        (4,833)        (4,117)
                                                        --------        -------
          Total other income (expense) ...........        (4,323)        (2,992)
                                                        --------        -------

Net loss .........................................      $(17,365)       $(7,998)
                                                        ========        =======

Per share information:
Net loss per common share:
     Basic .......................................      $  (2.25)       $ (1.04)
                                                        ========        =======
     Diluted .....................................      $  (2.25)       $ (1.04)
                                                        ========        =======

Common shares used in computing per share amounts
     Basic .......................................         7,729          7,669
                                                        ========        =======
     Diluted .....................................         7,729          7,669
                                                        ========        =======

                 See Notes to Consolidated Financial Statements

                        INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                     ---------------------------
                                                                      MARCH 31,        MARCH 31,
                                                                        1998             1997
                                                                     -----------     -----------
                                                                     (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
     Net loss ...................................................      $(17,365)      $ (7,998)
     Items not affecting cash:
          Depreciation and amortization of intangible assets ....         1,475            631
          Loss on disposal of assets ............................           270           --
          Non-cash interest on discounted bonds .................         4,826          4,101
          Other items, net ......................................            39           (254)
     Changes in working capital:
          Receivables ...........................................           135             72
          Accounts payable and accrued expenses .................        (1,387)         3,835
          Other current assets ..................................           121             91
          Deferred revenues .....................................          (131)           426
                                                                       --------       --------
               Net cash (used in) provided by operating activities      (12,017)           904
                                                                       --------       --------
     Cash flows from investing activities:
          Expenditures for property, plant and equipment ........        (1,833)        (6,006)
          Patent acquisition costs ..............................           (90)          --
          Other investments .....................................          --             (301)
                                                                       --------       --------
               Net cash used in investing activities ............        (1,923)        (6,307)
                                                                       --------       --------
Foreign exchange effects on cash and cash equivalents ...........            (5)          --
                                                                       --------       --------
Net decrease in cash and cash equivalents .......................       (13,945)        (5,403)
Cash and cash equivalents at beginning of period ................        45,211         88,306
                                                                       --------       --------
Cash and cash equivalents at end of period ......................      $ 31,266       $ 82,903
                                                                       ========       ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest....................................................      $   --         $   --
                                                                       ========       ========

                 See Notes to Consolidated Financial Statements

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

1.   BUSINESS DESCRIPTION

        Inter*Act Systems, Incorporated ("Inter*Act" or the "Company") is one of the nation's largest in-store operators of customer-interActive electronic marketing systems. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'tm' ("ILN"), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks'tm', located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system, which allows the electronic promotions to be immediately redeemed at the check-out. This fully automated process virtually eliminates misredemption and fraud associated with paper coupons, estimated by industry sources to cost manufacturers hundreds of millions of dollars per year. As of March 31, 1998, the Company had 2,142 terminals installed in 1,388 stores across 17 divisions of six grocery chains compared to 1,001 terminals in 570 stores across 7 divisions of four chains as of March 31, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Preparation

        The accompanying interim financial statements as of March 31, 1998 and for the three-month period ended March 31, 1998 and March 31, 1997 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

        Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

        Net income (loss) per share

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. In all periods presented, the impact of stock options and warrants was anti-dilutive.

        Comprehensive Income

        During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the quarters ended March 31, 1998 and 1997, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3.   LEGAL PROCEEDINGS

        In February 1996, the Company filed suit against Catalina Marketing Corporation ("Catalina") alleging that Catalina has infringed United States Patent No. 4,554,446 (the "'446 Patent") under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the `446 Patent. In May 1997, Catalina asserted a second counterclaim alleging that the Company is infringing a newly issued Catalina Patent U.S. Patent No. 5,612,868 (the "'868 Patent"). The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the `868 Patent. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

        In January 1998, Catalina Marketing International, Inc. ("Catalina International," a subsidiary of Catalina) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the "'041 Patent") which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo Information Solutions, Inc. ("Thermo") and Coleman Research Corporation ("Coleman"), who have manufactured kiosks pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action was recently consolidated with the litigation involving the '446 Patent and the '868 Patent for purposes of discovery and trial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. This report contains certain statements regarding future operating results and anticipated growth, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact on the Company, could differ materially from those discussed in this report. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other period.

        The Company is one of the nation's largest in-store operators of customer-interActive electronic marketing systems. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network ("ILN"), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks, located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system, which allows the electronic promotions to be immediately redeemed at check-out. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

        The Company recognizes revenue as electronic discounts are redeemed at store cash registers. Manufacturers pay a fee to the Company for each redemption. The fee is composed of (1) a retailer processing fee, (2) a redemption fee and (3) the face value of the coupon. The Company, in turn, passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the Manufacturers. Certain Manufacturers pay the Company in advance for a portion of anticipated program expenditures, and these amounts are recorded as deferred revenue until earned through redemptions.

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

        Non-paid promotional expenses represent consumer discounts and retailer processing fees paid to the Retailer by the Company on promotions offered on the ILN that are not funded by a Manufacturer contract. Manufacturer participation in the ILN to date has been characterized by a substantial number of trial commitments leading to increasing dollar commitments to the ILN from those Manufacturers as the network approaches a more national footprint. Successful trials have recently led to multi-cycle/multi-brand category contracts or letters of intent signed in the quarter ending March 31, 1998 with Manufacturers including, General Mills, Procter & Gamble and Pillsbury among others.
See "--Three Months Ended March 31, 1998 Compared with Three Months
Ended March 31, 1997." As the network grows and is more widely accepted by Manufacturers, the Company believes that the need for non-paid promotions will diminish and that revenues from Manufacturers will increase.

        To date, the Company has generated minimal operating revenue, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders' deficit of $65.8 million as of March 31, 1998, having incurred a loss of $17.4 million during the first quarter of 1998. The Company expects to incur substantial additional costs to install additional ILN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in 1998 and may operate at a loss for the foreseeable future, and there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

        The Company had an installed base of 2,142 terminals in 1,388 stores as of March 31, 1998 as compared to 1,001 terminals in 570 stores as of March 31, 1997. During the first quarter of 1998, the Company entered into contracts to install the ILN in Weis Markets, a chain located principally in Pennsylvania, and, through a subsidiary, in Sainsbury's, one of the largest Retailers in the United Kingdom.

        Total redemptions for the three-month period ended March 31, 1998 increased by approximately 5.0 million redemptions to 7.7 million redemptions from 2.7 million redemptions in the comparable period in 1997. Average redemptions/day/store increased to 72 from 66 for the period ended March 31, 1998 versus the comparable period in 1997. The Company attributes the increase to Retailer advertising of certain promotions partially funded by Inter*Act in their in-store fliers, which increased kiosk usage during the first quarter of 1998.

        Manufacturers promoting on the ILN system for at least one week during the 1998 and 1997 periods increased to 41 from 23, respectively, while total products promoted increased to 99 from 75. Net sales during the three-month period ended March 31, 1998 increased to $283,000 from $118,000 in the 1997 period, primarily as a result of the larger installed base of ILN terminals. As a result of successful brand trials of the ILN and the recent installation of the ILN in major cities such as Los Angeles and Chicago, the Company entered into more substantial contracts and letters of intent with clients including General Mills, Procter & Gamble, Pillsbury, Campbell's and others. In addition, upon the first quarter announcement of the Company's contract with Sainsbury's in the United Kingdom, the Company's U.K. subsidiary has signed agreements with several major manufacturers for trial of the ILN in the U.K., including Procter & Gamble, Unilever, Coca Cola and Kellogg's, among others. In aggregate, these recent commitments represent more than $6 million to fund promotion incentives and related fees primarily in 1998 on the ILN in both the U.S. and the U.K. There can be no assurance that the Company will realize the full commitments by Manufacturers.

        Operating loss for the three-month period ended March 31, 1998 was $13.0 million versus $5.0 million in the 1997 comparable period. The increased loss was primarily due to higher employee costs, non-paid promotions, legal fees and depreciation expense. Higher employee costs of approximately $2.4 million represents an increase of 109 employees, from 116 employees at March 31, 1997 to 225 employees at March 31, 1998. Most of the increase in headcount represents additional sales and field service personnel to support the increase in number of terminals and stores installed. Non-paid promotion expense increased by $2.0 million in the 1998 three-month period, to $3.0 million from $1.0 million in the comparable 1997 period. Legal expense, primarily costs associated with patent litigation (not expected to extend the life of related patents and therefore, not capitalized) increased by $600,000 over the comparable 1997 period (See Note 3 to Notes to Consolidated Financial Statements). Depreciation expense increased by $844,000 reflecting the addition of approximately 1,141 terminals installed in 818 stores from March 31, 1997 to March 31, 1998.

        Net loss for the three-month period ended March 31, 1998 increased by approximately $9.4 million from $8.0 million to $17.4 million primarily due to higher operating losses of $8.0 million, higher interest expense of $716,000 and lower interest income of $615,000. Interest expense of $4.8 million represents non-cash interest expense on the issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 (See "--Liquidity and Capital Resources"). Interest income of $510,000 for the first three months of 1998 declined from 1997 reflecting a decreased average cash balance during the first three months of 1998 versus the comparable period in 1997. Cash and cash equivalents at March 31, 1998 were $31.3 million as compared to $82.9 million at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        For the three-month period ended March 31, 1998, cash used in operating activities was $12.0 million. Cash provided by operating activities was approximately $904,000 during the three-month period ended March 31, 1997. From inception to March 31, 1998, the Company generated minimal revenue yet incurred expenses related to the development of its ILN technology, test marketing the product and recruiting additional personnel. The Company has funded its operations through private sales of debt and equity securities. From its inception through March 31, 1998, the Company's stockholders had contributed $27.7 million of equity to the Company of which $2.0 million was originally issued as debt and subsequently converted to equity. The Company consummated a private offering of debt securities (the "Private Placement") on August 2, 1996 for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Notes) had not been completed and as a result thereof, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant.

        At March 31, 1998, the Company had working capital of $25.8 million, compared to working capital of $38.5 million at December 31, 1997. Total cash and cash equivalents at March 31, 1998 and December 31,1997 was $31.3 million and $45.2 million, respectively. The Company's current level of indebtedness, amounting to approximately $96.1 million, represents long-term debt resulting from the Private Placement.

        Cash used in investing activities was $1.9 million and $6.3 million in the three months ended March 31, 1998 and March 31, 1997, respectively, primarily related to expenditures for ILN equipment. During the three-month period ended March 31, 1998, the Company installed 302 terminals in 240 stores. All of the terminals used in the first quarter installation had been purchased in the latter part of 1997. The Company expects to spend approximately $15 million on ILN equipment during 1998.

        As of March 24, 1998, the Company terminated its three-year exclusive terminal supply relationship with Coleman and its subsidiary Thermo (collectively, the "Vendors"). As part of this mutual termination agreement, the Company agreed to pay $4.5 million, in installments, to pay balances on previously purchased ILN equipment, to acquire certain inventory and to obtain early release from the exclusivity provision of the original contract to allow the Company to pursue relationships with new vendors. Of this amount, $4.1 million was charged to operating expense during 1997 and approximately $400,000 related to supplies and terminal parts acquired by the Company in the agreement and are reflected in other current assets as of December 31, 1997 and March 31, 1998. As of May 14, 1998, $2.0 million of the $4.5 million total obligation has been paid to the Vendors as part of the mutual termination agreement. The remainder is included in accrued expenses and will be fully paid by August 1998.

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

        If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders will experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture related to the Exchange Notes permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

        The Company is currently in the process of updating its systems to ensure all programs are year 2000 compliant. The Company will utilize internal and external resources to reprogram, replace and test systems for year 2000 compliance. The estimated cost of such project is estimated to be approximately $300,000. Year 2000 compliance testing is expected to be completed no later than December 31, 1998. The Company is also reliant on Year 2000 compliance by Retailers with respect to the Company's Target Engine Software ("TES") ability to process and collect data from the TES interface to each of the Retailer's point-of-sale systems. The Company is currently working with Retailers to test such interfaces for year 2000 compliance. There can be no assurance that a failure by a Retailer to become Year 2000 compliant will not negatively affect the Company with respect to that Retailer.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include:
(i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN (as defined herein) and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties such as those who manufacture ILN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry, (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business,
(ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See Part I.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on the Form 10-K for the year ended December 31, 1997 for a more specific description of these risks.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In February 1996, the Company filed suit against Catalina alleging that Catalina has infringed the `446 Patent under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the `446 Patent. In May 1997, Catalina asserted a second counterclaim alleging that the Company is infringing a newly issued Catalina Patent, the '868 Patent. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

        In January 1998, Catalina International filed suit against the Company alleging that the Company has infringed the '041 Patent which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties' defendant Thermo and Coleman, who have manufactured kiosks pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action was recently consolidated with the litigation involving the '446 Patent and the '868 Patent for purposes of discovery and trial.

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

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INTER*ACT SYSTEMS, INCORPORATED

                                                                       Date

                        By    /s/ STEPHEN R. LEEOLOU                May 15, 1998
                          ------------------------------------
                              STEPHEN R. LEEOLOU
                              CHAIRMAN & CHIEF EXECUTIVE OFFICER



                         By   /s/ RICHARD A. VINCHESI               May 15, 1998
                          ------------------------------------
                              RICHARD A. VINCHESI
                              SENIOR VICE PRESIDENT,
                              CHIEF OPERATING OFFICER &
                              CHIEF FINANCIAL OFFICER

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as............................  'tm'