Form 10-Q
period 1998-06-30
INTER ACT SYSTEMS INC
filed 1998-08-14
CIK 935086

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-12091
                            ------------------------

                         INTER*ACT SYSTEMS, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                     NORTH CAROLINA                                               56-1817510
              (STATE OR OTHER JURISDICTION                                     (I.R.S. EMPLOYER
            OF INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                               14 WESTPORT AVENUE
                           NORWALK, CONNECTICUT 06851
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (203) 750-0300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                           [x]  Yes          [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 1998 the registrant had 7,728,555 shares of common stock outstanding.

________________________________________________________________________________

                                     INDEX

                                                                                                                    PAGE
                                                                                                                    ----
PART I  -- FINANCIAL INFORMATION
Item 1.    Financial Statements
             Consolidated Balance Sheets -- June 30, 1998 (unaudited) and December 31, 1997......................     1
             Consolidated Statements of Income for the three-month and six-month periods ended June 30,
                1998 and June 30, 1997 (unaudited)...............................................................     2
             Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998 and June
                30, 1997 (unaudited).............................................................................     3
             Notes to Consolidated Financial Statements..........................................................     4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................     6
PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings.....................................................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders...................................................    11
Item 6.    Exhibits and Reports on Form 8-K......................................................................    12
Signatures.......................................................................................................    13

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INTER*ACT SYSTEMS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1998            1997
                                                                                        -----------    ------------
                                                                                        (UNAUDITED)
                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $  15,311       $ 45,211
     Receivables, net of allowance for doubtful accounts of $60 and $30 at June 30,
      1998 and December 31, 1997, respectively.......................................        1,997            813
     Other current assets............................................................        3,263          3,067
                                                                                        -----------    ------------
          Total current assets.......................................................       20,571         49,091
Property, plant and equipment, net...................................................       30,149         26,900
Bond issuance costs, net of accumulated amortization of $888 and $633 at June 30,
  1998 and December 31, 1997, respectively...........................................        3,048          3,302
Patents, licenses and trademarks, net of accumulated amortization of $301 and $95 at
  June 30, 1998 and December 31, 1997, respectively..................................        9,250          1,687
Other noncurrent assets..............................................................           45             43
                                                                                        -----------    ------------
          Total assets...............................................................    $  63,063       $ 81,023
                                                                                        -----------    ------------
                                                                                        -----------    ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short-term debt.................................................................    $   5,679       $ --
     Accounts payable................................................................        3,662          3,204
     Accrued expenses................................................................        4,757          6,870
     Deferred revenue................................................................        1,416            539
                                                                                        -----------    ------------
          Total current liabilities..................................................       15,514         10,613
Long-term debt, net of discount......................................................      101,141         91,406
                                                                                        -----------    ------------
          Total liabilities..........................................................      116,655        102,019
                                                                                        -----------    ------------
Common stock purchase warrants.......................................................       27,436         27,436
                                                                                        -----------    ------------
Stockholders' equity (deficit):
     Preferred stock, no par value, authorized 5,000,000 shares; none outstanding....       --             --
     Common stock, no par value, authorized 20,000,000 shares; 7,728,555 shares
      issued and outstanding at June 30, 1998 and December 31, 1997, respectively....       28,251         28,251
     Additional paid-in capital......................................................          768            768
     Deferred compensation...........................................................         (493)          (570)
     Cumulative translation adjustments..............................................          (23)           (14)
     Accumulated deficit.............................................................     (109,531)       (76,867)
                                                                                        -----------    ------------
          Total stockholders' equity (deficit).......................................      (81,028)       (48,432)
                                                                                        -----------    ------------
          Total liabilities and stockholders' equity (deficit).......................    $  63,063       $ 81,023
                                                                                        -----------    ------------
                                                                                        -----------    ------------

                 See Notes to Consolidated Financial Statements

                         INTER*ACT SYSTEMS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      -------------------   --------------------
                                                                      JUNE 30,    JUNE 30,   JUNE 30,    JUNE 30,
                                                                        1998        1997       1998        1997
                                                                      --------    -------    --------    --------
                                                                                      (UNAUDITED)
Gross sales........................................................   $  1,301    $   464    $  1,996    $    768
     Less: Retailer reimbursements.................................       (538)      (267)       (950)       (453)
                                                                      --------    -------    --------    --------
          Net sales................................................        763        197       1,046         315
                                                                      --------    -------    --------    --------
Operating expenses:
     Direct costs..................................................      2,093      1,471       4,375       2,546
     Selling, general and administrative expenses..................      7,302      3,666      16,870       7,084
     Depreciation and amortization of intangibles..................      1,796        896       3,271       1,527
                                                                      --------    -------    --------    --------
          Total operating expenses.................................     11,191      6,033      24,516      11,157
                                                                      --------    -------    --------    --------
Operating loss.....................................................    (10,428)    (5,836)    (23,470)    (10,842)
                                                                      --------    -------    --------    --------
Other income (expense)
     Interest income...............................................        323      1,071         833       2,196
     Interest expense..............................................     (5,194)    (4,421)    (10,027)     (8,539)
     Other expense.................................................      --           (57)      --            (57)
                                                                      --------    -------    --------    --------
          Total other income (expense).............................     (4,871)    (3,407)     (9,194)     (6,400)
                                                                      --------    -------    --------    --------
Net loss...........................................................   $(15,299)   $(9,243)   $(32,664)   $(17,242)
                                                                      --------    -------    --------    --------
                                                                      --------    -------    --------    --------
Per share information:
Net loss per common share:
     Basic.........................................................   $  (1.98)   $ (1.21)   $  (4.23)   $  (2.25)
                                                                      --------    -------    --------    --------
                                                                      --------    -------    --------    --------
     Diluted.......................................................   $  (1.98)   $ (1.21)   $  (4.23)   $  (2.25)
                                                                      --------    -------    --------    --------
                                                                      --------    -------    --------    --------
Common shares used in computing per share amounts
     Basic.........................................................      7,729      7,669       7,729       7,669
                                                                      --------    -------    --------    --------
                                                                      --------    -------    --------    --------
     Diluted.......................................................      7,729      7,669       7,729       7,669
                                                                      --------    -------    --------    --------
                                                                      --------    -------    --------    --------

                 See Notes to Consolidated Financial Statements

                         INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                             --------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1998        1997
                                                                                             --------    --------
                                                                                                 (UNAUDITED)

Cash flows from operating activities:
     Net loss.............................................................................   $(32,664)   $(17,242)
     Items not affecting cash:
          Depreciation and amortization of intangible assets..............................      3,477       1,527
          Loss on disposal of assets......................................................         23         116
          Non-cash interest on discounted bonds...........................................      9,989       8,495
          Other items, net................................................................         75           9
     Changes in working capital:
          Receivables.....................................................................     (1,184)       (565)
          Accounts payable and accrued expenses...........................................     (1,655)      2,249
          Other current assets............................................................       (196)         97
          Deferred revenues...............................................................        877       1,102
                                                                                             --------    --------
               Net cash used in operating activities......................................    (21,258)     (4,212)
                                                                                             --------    --------
     Cash flows from investing activities:
          Expenditures for property, plant and equipment..................................     (6,543)    (10,756)
          Patent acquisition costs........................................................     (2,090)       (657)
          Other investments...............................................................      --           (301)
                                                                                             --------    --------
               Net cash used in investing activities......................................     (8,633)    (11,714)
                                                                                             --------    --------
Foreign exchange effects on cash and cash equivalents.....................................         (9)      --
                                                                                             --------    --------
Net decrease in cash and cash equivalents.................................................    (29,900)    (15,926)
Cash and cash equivalents at beginning of period..........................................     45,211      88,306
                                                                                             --------    --------
Cash and cash equivalents at end of period................................................   $ 15,311    $ 72,380
                                                                                             --------    --------
                                                                                             --------    --------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest.............................................................................   $     20    $     44
                                                                                             --------    --------
                                                                                             --------    --------
Supplemental disclosures of non-cash financing activities:
     Issuance of note payable for patent acquisition......................................   $  5,679       --
                                                                                             --------    --------
                                                                                             --------    --------


                 See Notes to Consolidated Financial Statements

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

1. BUSINESS DESCRIPTION

     Inter*Act Systems, Incorporated ("Inter*Act" or the "Company") is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'TM' ("ILN"), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks'TM', located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system, which allows the electronic promotions to be immediately redeemed at the check-out. This fully automated process virtually eliminates misredemption and fraud associated with paper coupons, estimated by industry sources to cost manufacturers hundreds of millions of dollars per year. As of June 30, 1998, the Company had 2,539 terminals installed in 1,680 stores across 18 divisions of six grocery chains compared to 1,528 terminals in 880 stores across 13 divisions of five chains as of June 30, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

     The accompanying interim financial statements as of June 30, 1998 and for the six-month period ended June 30, 1998 and June 30, 1997 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NET INCOME (LOSS) PER SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. In all periods presented, the impact of stock options and warrants was anti-dilutive.

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

Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the six month period ended June 30, 1998 and 1997, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

While the Company operates in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.

3. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina Marketing Corporation ("Catalina") alleging that Catalina has infringed United States Patent No. 4,554,446 (the "'446 Patent") under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Patent U.S. Patent No. 5,612,868 (the "'868 Patent"). The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

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

     On May 27, 1998, the Company filed a new suit against Catalina alleging that Catalina has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and 5,638,457
(collectively, the "Deaton Patents"), which the Company acquired by assignment on or about May 22, 1998. The Company alleges that Catalina is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit.

     Catalina has not yet served any responsive pleading in this action, but has challenged some of the claims of six of the Deaton Patents by provoking an interference proceedings in the U.S. Patent and Trademark Office. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. This report contains certain statements regarding future operating results and anticipated growth, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact on the Company, could differ materially from those discussed in this report. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other period.

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

     Non-paid promotional expenses represent consumer discounts and retailer processing fees paid to the Retailer by the Company on promotions offered on the ILN that are not funded by a Manufacturer contract. Manufacturer participation in the ILN to date has been characterized by a substantial number of trial commitments leading to increasing dollar commitments to the ILN from those Manufacturers as the network approaches a more national footprint. Successful trials have recently led to multi-cycle/multi-brand category contracts or letters of intent signed in the six month period ended June 30, 1998 with Manufacturers including General Mills, Procter & Gamble, Pepsi, Frito-Lay and Pillsbury among others. See " -- Three and Six Months Ended June 30, 1998 Compared with Three and Six Months Ended June 30, 1997." As the network grows and is more widely accepted by Manufacturers, the Company believes that the need for non-paid promotions will diminish and that revenues from Manufacturers will increase.

     To date, the Company has generated minimal operating revenue, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders' deficit of $81.0 million as of June 30, 1998, having incurred a loss of $32.7 million during the first half of 1998. The Company expects to incur substantial additional costs to install additional ILN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in 1998 and may operate at a loss for the foreseeable future, and there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1997

     The Company had an installed base of 2,539 terminals in 1,680 stores as of June 30, 1998 as compared to 1,528 terminals in 880 stores as of June 30, 1997. During the first half of 1998, the Company entered into contracts to install the ILN in Weis Markets, a chain located principally in Pennsylvania, and, through a subsidiary, in Sainsbury's, one of the largest Retailers in the United Kingdom.

     Total redemptions for the six-month period ended June 30, 1998 increased by approximately 6.5 million redemptions to 11.5 million redemptions from 5.0 million redemptions in the comparable period in 1997. Average redemptions/day/store decreased to 45 from 48 for the period ended June 30, 1998 versus the comparable period in 1997, principally due to the decline in the number of non-paid promotions for a portion of the second quarter of 1998. The Company attributes the total redemption increase predominately to a larger installed base of ILN terminals and Retailer advertising of certain promotions partially funded by Inter*Act in their in-store fliers, which increased kiosk usage during the first quarter of 1998. Total redemptions for the three-month period ended June 30, 1998 increased to 3.7 million from 2.3 million in the three month period ended June 30, 1997. Average redemptions/day/store declined to 27 from 37 during the three month periods ended June 30, 1998 and 1997 respectively. The Company believes the decline in the average redemption/day/store is attributable to a reduced number of non-paid promotional items offered on the network during the second quarter of 1998 as compared to the second quarter of 1997.

     Manufacturers promoting on the ILN system for at least one week during the 1998 and 1997 six month periods increased to 55 from 31, respectively, while total products promoted increased to 123 from 86. Net sales during the six-month period ended June 30, 1998 increased to $1.0 million from $315,000 in the 1997 period, primarily as a result of the larger installed base of ILN terminals.
Net sales were $763,000 in the three month period ended June 30, 1998 as compared to $197,000 in the three month period ended June 30, 1997. During the second quarter, the Company continued to sign contracts with new ILN clients such as Pepsi, Frito-Lay and others. In addition, the Company began to rollout a trial of the ILN in Sainsbury's stores in the United Kingdom. The trial phase of the United Kingdom rollout includes promotions sponsored by several major manufacturers including Procter & Gamble, Unilever, Coca-Cola, Kellogg's, and many others. There can be no assurance that the Company will realize the full commitments by the U.S. or U.K. Manufacturers under contract.

     Operating loss for the six-month period ended June 30, 1998 was $23.5 million versus $10.8 million in the 1997 comparable period. The increased loss was primarily due to higher employee costs, non-paid promotions, legal fees and depreciation expense. Higher employee costs of approximately $4.6 million represents an increase of 106 employees, from 152 employees at June 30, 1997 to 258 employees at June 30, 1998. Most of the increase in headcount represents additional client service and field service personnel to support the increase in number of terminals and stores installed. Non-paid promotion expense increased by $2.2 million in the 1998 six-month period, to $4.1 million from $1.9 million in the comparable 1997 period. Legal expense, primarily costs associated with patent litigation (not expected to extend the life of related patents and therefore, not capitalized) increased by $1.4 million over the comparable 1997 period (See Note 3 to Consolidated Financial Statements.) Depreciation expense increased by $1.7 million reflecting the addition of approximately 1,011 terminals installed in 800 stores from June 30, 1997 to June 30, 1998. Second quarter operating loss of $10.4 million was $4.6 million higher than in the second quarter 1997, primarily reflecting additional headcount costs of $2.2 million, increased non-paid promotion expense of $962,000, higher depreciation expense of $900,000 and higher legal expenses of $784.000.

     Net loss for the six month period ended June 30, 1998 increased by approximately $15.4 million from $17.2 million to $32.7 million primarily due to higher operating losses of $12.6 million, higher interest expense of $1.5 million and lower interest income of $1.4 million. Interest expense of $10.0 million represents non-cash interest expense on issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 (See " -- Liquidity and Capital Resources"). Interest income of $833,000 for the first six months of 1998 declined from the first six months of 1997 reflecting a decreased average cash balance during the first six months of 1998 versus the comparable period in 1997. Cash and cash equivalents at June 30, 1998 were $15.3 million as compared to $72.4 million at June 30, 1997. Net loss for the three-month period ended June 30, 1998 was $15.3 million compared to $9.2 million during the same three-month period in 1997 due to increased operating losses and interest expense of $4.6 million and $773,000, respectively and lower interest income of $748,000.

LIQUIDITY AND CAPITAL RESOURCES

     For the six-month period ended June 30, 1998, cash used in operating activities was $21.3 million as compared to $4.2 million during the six-month period ended June 30, 1997. From inception to June 30, 1998, the Company generated minimal revenue yet incurred increased expenses related to the development of its ILN technology, test marketing the product and recruiting additional personnel. The Company has funded its operations through private sales of debt and equity securities. From its inception through June 30, 1998, the Company's stockholders had contributed $27.7 million of equity to the Company of which $2.0 million was originally issued as debt and subsequently converted to equity. The Company consummated a private offering of debt securities (the "Private Placement") on August 2, 1996 for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Notes) had not been completed and as a result thereof, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997 the Notes were exchanged for identical Notes registered under the Securities Act of 1993, as amended (the "Exchange Act").

     At June 30, 1998, the Company had working capital of $5.1 million, compared to working capital of $38.5 million at December 31, 1997. Total cash and cash equivalents at June 30, 1998 and December 31, 1997 were $15.3 million and $45.2 million, respectively. The Company's current level of indebtedness, amounting to approximately $106.8 million, primarily represents long-term debt resulting from the Private Placement.

     Cash used in investing activities was $8.6 million and $11.7 million in the six months ended June 30, 1998 and June 30, 1997, respectively, primarily related to expenditures for ILN equipment and patent acquisitions. During the six-month period ended June 30, 1998, the Company installed 699 terminals in 532 stores. A majority of the terminals used in the first half installation had been purchased in the latter part of 1997. The Company expects to spend approximately $15 million on ILN equipment during 1998.

     As of March 24, 1998, the Company terminated its three-year exclusive terminal supply relationship with Coleman and its subsidiary Thermo (collectively, the "Vendors"). As part of this mutual termination agreement, the Company agreed to pay $4.5 million, in installments, to pay balances on previously purchased ILN equipment, to acquire certain inventory and to obtain an early release from the exclusivity provision of the original contract to allow the Company to pursue relationships with new vendors. Of this amount, $4.1 million was charged to operating expense during 1997 and approximately $400,000 related to supplies and terminal parts acquired by the Company in the agreement and were reflected in other current assets as of December 31, 1997. As of August 14, 1998, the total obligation has been paid to the Vendors as part of the mutual termination agreement.

     The Company continues to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its ILN. The Company intends to raise additional equity or debt capital to fund its ongoing 1998 and 1999 expansion plans and is currently in the process of offering up to $40 million of convertible preferred stock to its shareholders and a limited number of other investors. In addition, the Company has received several multi-year equipment leasing proposals from equipment manufacturers for future purchases of ILN equipment. There is no assurance that such additional capital or equipment financing can be obtained. In the event that such additional capital or equipment financing is not obtained, the Company believes that existing cash and cash equivalents, together with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 1999. Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in slower development in additional revenues. For example, revenues could be delayed if the Company experiences delays in installations of the ILN such that any growth in paid redemption volume is delayed.

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

     The Company is currently in the process of updating its internal systems for year 2000 compliance. The Company will utilize internal and external resources to reprogram, replace and test systems for year 2000 compliance. The estimated cost of such project is estimated to be approximately $300,000. Year 2000 compliance testing is expected to be completed no later than December 31, 1998. The Company is also reliant on Year 2000 compliance by Retailers with respect to the Company's Target Engine Software ("TES") ability to process and collect data from the TES interface to each of the Retailer's point-of-sale systems. The Company is currently working with Retailers to test such interfaces for year 2000 compliance. There can be no assurance that a failure by a Retailer to become Year 2000 compliant will not negatively affect the Company with respect to that Retailer.

     During the second quarter of 1998, the Company acquired by assignment all rights, title and interest in and to (i) U.S. Patents Nos. 5,621,812; 5,638,457; 5,675,662; 5,237,620; 5,305,196; 5,448,471; 5,430,644; 5,659,469; 5,201,010;
5,327,508; 5,388,165; and 5,592,560; and related intellectual property rights; and (ii) certain foreign counterpart patent applications, including PCT Application No. PCT/US94/08221 and EPC Application #95906202.7. These patents and applications generally disclose systems for targeted marketing in retail stores utilizing a database including customer identification codes and purchase histories of identified customers. Consideration for such assignment included cash and share of the Company's Common Stock. Management believes that these patents will provide the Company with a significant competitive advantage in its target market.

     Catalina Marketing Corp. ("Catalina"), one of the Company's competitors, has challenged some of the claims of certain of these patents by provoking an interference proceeding in the U.S. Patent and Trademark Office. Management believes that Catalina has done so in recognition that the patents present a significant impediment to Catalina's efforts to participate in the field of using historical information to enhance the effectiveness of in-store promotions, and the Company intends to vigorously protect its property rights to the technology that supports its products and services.

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

These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow and expected future losses,
(ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN (as defined herein) and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties such as those who manufacture ILN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry, (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See Part I. Item 7. "Management"s Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" on the Form 10-K for the year ended December 31, 1997 for a more specific description of these risks.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina alleging that Catalina has infringed the '446 Patent under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Patent, the '868 Patent. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

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

     On May 27, 1998, the Company filed a new suit against Catalina alleging that Catalina has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and 5,638,457
(collectively, the "Deaton Patents"), which the Company acquired by assignment on or about May 22, 1998. The Company alleges that Catalina is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit.

     Catalina has not yet served any responsive pleading in this action, but has challenged some of the claims of six of the Deaton Patents by provoking an interference proceeding in the U.S. Patent and Trademark Office. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of the shareholders of the Company was held on May 19, 1998.

    (b) The name of each director elected at the annual meeting is set forth in subparagraph (c) below. The name of each other director whose term of office as a director continued after the annual meeting is as follows: Robert M. DeMichele; Haynes G. Griffin; Brian A. Rich; Richard P. Ludington; William F. Penwell; Stuart S. Richardson; William P. Emerson; and Stephen R. Leeolou.

    (c) At the annual meeting of shareholders, the shareholders voted (i) on the election of three Class I Directors to hold office until the 2001 Annual Meeting of Shareholders; and (ii) to amend the Company's 1997 Long-Term Incentive Plan to increase to 670,000 shares the number of shares reserved for issuance thereunder and to increase to 250,000 the number of shares that may be acquired by any one grantee under the Plan.

          The proposals voted on and the results of the voting were as follows:

          1. Election of Class I Directors for a three-year term

                                                                                                   BROKER
                                                  FOR       AGAINST    ABSTENTIONS    WITHHELD    NONVOTES
                                               ---------    -------    -----------    --------    --------
          Paul A. Nash......................   5,197,419      --         --            26,000       --
          I. Richardson Preyer, Jr..........   5,197,419      --         --            26,000       --
          Robert A. Silverberg..............   5,197,419      --         --            26,000       --

          2. Approval of amendments to the Company's 1997 Long-Term Incentive
             Plan

                                                                  BROKER
             FOR        AGAINST     ABSTENTIONS     WITHHELD     NONVOTES
          ---------     -------     -----------     --------     --------
          4,546,265     677,154       --              --           --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                                                 DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------------
*(a)(1)      -- Articles of Incorporation of the Company, as amended, filed as Exhibit 3(a) to the Company's
                Registration Statement of Form S-4 (Registration 333-12091)
*3(a)(2)     -- Articles of Amendment of the Company dated May 21, 1997 and effective June 3, 1997 filed as exhibit 3(a)2 to the Company's Form 10-Q Quarterly Report for the period ended June 30, 1997.
*3(b)        -- Amended and Restated Bylaws of the Company, filed as Exhibit 3(b) to the Company's Form 10-Q Quarterly
                Report for the period ended June 30, 1997.
*4(a)        -- Specimen Certificate of the Company's Common Stock, filed as Exhibit 4(a) to the Company's Registration
                Statement of Form S-4 (Registration 333-12091)
*4(b)        -- Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to
                $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit 4(b) to the
                Company's Registration Statement of Form S-4 (Registration 333-12091)
*4(c)        -- Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant Agent,
                filed as Exhibit 10 (l) to the Company's Annual Report on Form 10-K for the year ended September 28,
                1996.
10(hh)       -- Patent Purchase Agreement dated May 22, 1998, between the Company, Credit Verification Corporation and
                David W. Deaton. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
10(ii)       -- Voting Agreement among shareholders dated as of November 1, 1996.
10(jj)       -- Company's 1997 Long-Term Incentive Plan, as amended.
10(kk)       -- Management Services Agreement dated June 17, 1998, between the Company and Vanguard Cellular Financial
                Corp.
27.          -- Financial Data Schedule.

------------
* Incorporated by reference to the statement or report indicated.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTER*ACT SYSTEMS, INCORPORATED

                                                                   DATE
                                                                   ----
By      /s/ STEPHEN R. LEEOLOU                                August 14, 1998
  .......................................
           STEPHEN R. LEEOLOU
   CHAIRMAN & CHIEF EXECUTIVE OFFICER

By     /s/ RICHARD A. VINCHESI                                August 14, 1998
  .......................................
          RICHARD A. VINCHESI
         SENIOR VICE PRESIDENT,
       CHIEF OPERATING OFFICER &
        CHIEF FINANCIAL OFFICER

                          STATEMENT OF DIFFERENCES
                          ------------------------

  The section symbol shall be expressed as............................... 'SS'
  The trademark symbol shall be expressed as ............................ 'TM'