Form 10-Q
period 1998-09-30
INTER ACT SYSTEMS INC
filed 1998-11-16
CIK 935086

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              [x]  Yes          [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 6, 1998 the registrant had 7,728,555 shares of common stock outstanding.

________________________________________________________________________________

                                     INDEX

                                                                                                                    PAGE
                                                                                                                    ----
PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements
                Consolidated Balance Sheets -- September 30, 1998 (unaudited) and December 31, 1997..............     1
                Consolidated Statements of Income for the three-month and nine-month periods ended September
                   30, 1998 and September 30, 1997 (unaudited)...................................................     2
                Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1998 and
                   September 30, 1997 (unaudited)................................................................     3
                Notes to Consolidated Financial Statements.......................................................     4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................     7
PART II -- OTHER INFORMATION
Item 1.       Legal Proceedings..................................................................................    13
Item 4.       Submission of Matters to a Vote of Security Holders................................................    13
Item 6.       Exhibits and Reports on Form 8-K...................................................................    14
Signatures.......................................................................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INTER*ACT SYSTEMS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          1998             1997
                                                                                      -------------    ------------
                                                                                       (UNAUDITED)

                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $   4,012        $ 45,211
     Receivables, net of allowance for doubtful accounts of $60 and $30 at
      September 30, 1998 and December 31, 1997, respectively.......................         2,164             813
     Other current assets..........................................................         3,379           3,067
                                                                                      -------------    ------------
          Total current assets.....................................................         9,555          49,091
Property, plant and equipment, net.................................................        29,193          26,900
Bond issuance costs, net of accumulated amortization of $1,021 and $633 at
  September 30, 1998 and December 31, 1997, respectively...........................         2,914           3,302
Patents, licenses and trademarks, net of accumulated amortization of $541 and $95
  at September 30, 1998 and December 31, 1997, respectively........................         9,010           1,687
Other noncurrent assets............................................................            45              43
                                                                                      -------------    ------------
          Total assets.............................................................     $  50,717        $ 81,023
                                                                                      -------------    ------------
                                                                                      -------------    ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short-term debt...............................................................     $   5,679        $    --
     Accounts payable..............................................................         2,269           3,204
     Accrued expenses..............................................................         3,534           6,870
     Deferred revenue..............................................................           824             539
                                                                                      -------------    ------------
          Total current liabilities................................................        12,306          10,613
Long-term debt, net of discount....................................................       106,394          91,406
                                                                                      -------------    ------------
          Total liabilities........................................................       118,700         102,019
                                                                                      -------------    ------------
Common stock purchase warrants.....................................................        27,436          27,436
                                                                                      -------------    ------------
Stockholders' equity (deficit):
     Preferred stock, no par value, authorized 5,000,000 shares; none
      outstanding..................................................................         --               --
     Common stock, no par value, authorized 20,000,000 shares; 7,728,555 shares issued and outstanding at September 30, 1998 and December 31, 1997,
      respectively.................................................................        28,251          28,251
     Additional paid-in capital....................................................           768             768
     Deferred compensation.........................................................          (454)           (570)
     Cumulative translation adjustments............................................           (30)            (14)
     Accumulated deficit...........................................................      (123,954)        (76,867)
                                                                                      -------------    ------------
          Total stockholders' equity (deficit).....................................       (95,419)        (48,432)
                                                                                      -------------    ------------
          Total liabilities and stockholders' equity (deficit).....................     $  50,717        $ 81,023
                                                                                      -------------    ------------
                                                                                      -------------    ------------

                 See Notes to Consolidated Financial Statements

                        INTER*ACT SYSTEMS, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      ------------------------------    ------------------------------
                                                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                          1998             1997             1998             1997
                                                      -------------    -------------    -------------    -------------
                                                                                (UNAUDITED)

Gross sales........................................     $   2,660        $     425        $   4,656        $   1,193
     Less: Retailer reimbursements.................          (840)            (251)          (1,790)            (703)
                                                      -------------    -------------    -------------    -------------
          Net sales................................         1,820              174            2,866              490
                                                      -------------    -------------    -------------    -------------
Operating expenses:
     Direct costs..................................         2,396            1,961            6,771            4,507
     Selling, general and administrative
       expenses....................................         6,475            8,430           23,345           15,514
     Depreciation and amortization of
       intangibles.................................         2,202            1,109            5,473            2,636
                                                      -------------    -------------    -------------    -------------
          Total operating expenses.................        11,073           11,500           35,589           22,657
                                                      -------------    -------------    -------------    -------------
Operating loss.....................................        (9,253)         (11,326)         (32,723)         (22,167)
                                                      -------------    -------------    -------------    -------------
Other income (expense)
     Interest income...............................           302              939            1,135            3,135
     Interest expense..............................        (5,472)          (4,835)         (15,499)         (13,374)
     Other expense.................................       --                   (45)         --                  (102)
                                                      -------------    -------------    -------------    -------------
          Total other income (expense).............        (5,170)          (3,941)         (14,364)         (10,341)
                                                      -------------    -------------    -------------    -------------
Net loss...........................................     $ (14,423)       $ (15,267)       $ (47,087)       $ (32,508)
                                                      -------------    -------------    -------------    -------------
                                                      -------------    -------------    -------------    -------------
Per share information:
Net loss per common share:
     Basic.........................................     $   (1.87)       $   (1.98)       $   (6.09)       $   (4.23)
                                                      -------------    -------------    -------------    -------------
                                                      -------------    -------------    -------------    -------------
     Diluted.......................................     $   (1.87)       $   (1.98)       $   (6.09)       $   (4.23)
                                                      -------------    -------------    -------------    -------------
                                                      -------------    -------------    -------------    -------------
Common shares used in computing per share amounts
     Basic.........................................         7,729            7,701            7,729            7,679
                                                      -------------    -------------    -------------    -------------
                                                      -------------    -------------    -------------    -------------
     Diluted.......................................         7,729            7,701            7,729            7,679
                                                      -------------    -------------    -------------    -------------
                                                      -------------    -------------    -------------    -------------

                 See Notes to Consolidated Financial Statements

                        INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                      ------------------------------
                                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                                          1998             1997
                                                                                      -------------    -------------
                                                                                               (UNAUDITED)

Cash flows from operating activities:
     Net loss......................................................................     $ (47,087)       $ (32,508)
     Items not affecting cash:
          Depreciation and amortization of intangible assets.......................         5,473            2,636
          Loss on disposal of assets...............................................            29            1,051
          Non-cash interest on discounted bonds....................................        15,376           13,085
          Other items, net.........................................................           114              217
     Changes in working capital:
          Receivables..............................................................        (1,345)             372
          Accounts payable and accrued expenses....................................        (4,287)           7,686
          Other current assets.....................................................          (311)          (2,572)
          Deferred revenues........................................................           285              236
                                                                                      -------------    -------------
               Net cash used in operating activities...............................       (31,753)          (9,797)
                                                                                      -------------    -------------
     Cash flows from investing activities:
          Expenditures for property, plant and equipment...........................        (7,319)         (16,575)
          Patent acquisition costs.................................................        (2,090)            (632)
          Other investments........................................................       --                  (301)
                                                                                      -------------    -------------
               Net cash used in investing activities...............................        (9,409)         (17,508)
                                                                                      -------------    -------------
Foreign exchange effects on cash and cash equivalents..............................           (37)            --
                                                                                      -------------    -------------
Net decrease in cash and cash equivalents..........................................       (41,199)         (27,305)
Cash and cash equivalents at beginning of period...................................        45,211           88,306
                                                                                      -------------    -------------
Cash and cash equivalents at end of period.........................................     $   4,012        $  61,001
                                                                                      -------------    -------------
                                                                                      -------------    -------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest......................................................................     $      26        $      86
                                                                                      -------------    -------------
                                                                                      -------------    -------------
Supplemental disclosure of non-cash financing activities:
     Issuance of note payable for patent acquisition...............................     $   5,679        $    --
                                                                                      -------------    -------------
                                                                                      -------------    -------------
     Issuance of common stock in consideration for certain obligations.............     $ --             $     600
                                                                                      -------------    -------------
                                                                                      -------------    -------------

                 See Notes to Consolidated Financial Statements

                        INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

1. BUSINESS DESCRIPTION

     Inter*Act Systems, Incorporated ('Inter*Act' or the 'Company') is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer products manufacturers ('Manufacturers') and supermarket retailers ('Retailers') to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'TM' ('ILN'), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks'TM', located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system, which allows the electronic promotions to be immediately redeemed at the check-out. This fully automated process virtually eliminates misredemption and fraud associated with paper coupons, estimated by industry sources to cost manufacturers hundreds of millions of dollars per year. As of September 30, 1998, the Company had 2,648 terminals installed in 1,749 stores across 18 divisions of six grocery chains, compared to 1,598 terminals in 950 stores across 15 divisions of six chains as of September 30, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

     The accompanying interim financial statements as of September 30, 1998 and for the nine-month period ended September 30, 1998 and September 30, 1997 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1997.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NET INCOME (LOSS) PER SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, 'Earnings Per Share.' In accordance with SFAS No. 128, net loss per common share amounts ('basic EPS') were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts -- assuming dilution ('diluted EPS') were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. In all periods presented, the impact of stock options and warrants was anti-dilutive.

COMPREHENSIVE INCOME

     During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, 'Reporting Comprehensive Income,' which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For the nine-month period ended September 30, 1998 and 1997, the Company's operations did not give rise to material items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

3. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina Marketing Corporation ('Catalina') alleging that Catalina has infringed United States Patent No. 4,554,446 (the ''446 Patent') under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Patent U.S. Patent No. 5,612,868 (the ''868 Patent'). The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims will proceed and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

     In January 1998, Catalina Marketing International, Inc. ('Catalina International,' a subsidiary of Catalina) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the ''041 Patent') which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo Information Solutions, Inc. ('Thermo') and Coleman Research Corporation ('Coleman'), who have manufactured kiosks pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action was recently consolidated with the litigation involving the '446 Patent and the '868 Patent for purposes of discovery and trial.

     On May 27, 1998, the Company filed a new suit against Catalina alleging that Catalina has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and 5,638,457
(collectively, the 'Deaton Patents'), which the Company acquired by assignment on or about May 22, 1998. The Company alleges that Catalina is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit.

     Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the Deaton Patents. Catalina has also challenged some of the claims of six of the Deaton Patents by provoking an interference proceeding in the U.S. Patent and Trademark Office.

     The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

4. ISSUANCE OF PREFERRED STOCK SUBSEQUENT TO DATE OF BALANCE SHEET

     In October 1998, the Company issued 173,278 shares of 10% Series A Mandatorily Convertible Preferred Stock ('Preferred Stock') at a price of $100 per share for total proceeds of $17.3 million. Dividends on the Preferred Stock will accrue from the date of issuance at a rate of 10% per annum, payable semi-annually on the last day of June and December of each year, commencing on December 31, 1998. Dividends will be payable in cash, by delivery of shares of Preferred Stock, or by a combination thereof at the Company's option. The shares have certain voluntary and mandatory conversion rights into the Company's Common Stock under certain events, such as an initial public stock offering.

     The following table sets forth as of September 30, 1998 the consolidated short-term debt and capitalization of the Company and as adjusted to give effect to the issuance of Preferred Stock. The table should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this report and the annual report on Form 10-K for the year ended December 31, 1997.

                                                                                 SEPTEMBER 30, 1998
                                                                             ---------------------------
                                                                              ACTUAL      AS ADJUSTED(1)
                                                                             ---------    --------------
                                                                               (DOLLARS IN THOUSANDS)

Short-term debt and current portion of long-term debt.....................   $   5,679      $    5,679
                                                                             ---------    --------------
                                                                             ---------    --------------
Capitalization:
     Long-term debt, net of discount......................................   $ 106,394      $  106,394
                                                                             ---------    --------------
     Common stock purchase warrants.......................................      27,436          27,436
                                                                             ---------    --------------
Stockholders' equity (deficit):
     Preferred stock, $100 par value, authorized 5,000,000 shares; issued
       173,278 shares(1)..................................................      --              17,328
     Common stock, no par value, authorized 20,000,000 shares; 7,728,555
       shares issued and outstanding......................................      28,251          28,251
     Additional paid-in capital...........................................         768             768
     Deferred compensation................................................        (454)           (454)
     Cumulative translation adjustments...................................         (30)            (30)
     Accumulated deficit..................................................    (123,954)       (123,954)
                                                                             ---------    --------------
          Total stockholders' equity (deficit)............................     (95,419)        (78,091)
                                                                             ---------    --------------
          Total capitalization............................................   $  38,411      $   55,739
                                                                             ---------    --------------
                                                                             ---------    --------------

------------

(1) The As Adjusted capitalization reflects the issuance of 173,278 shares of 10% Series A Mandatorily Convertible Preferred Stock; par value $100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is qualified by reference to and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. This report contains certain statements regarding future operating results and anticipated growth, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact on the Company, could differ materially from those discussed in this report. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other period.

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

     The majority of the Company's Manufacturer contracts to date have been based on a pay-on-redemption format. The Company recognizes revenue for these contracts as electronic discounts are redeemed at store cash registers. Manufacturers pay a fee to the Company for each redemption. The fee is composed of (1) a retailer processing fee, (2) a redemption fee and (3) the face value of the coupon. The Company, in turn, passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the Manufacturers. Certain Manufacturers pay the Company in advance for a portion of anticipated program expenditures, and these amounts are recorded as deferred revenue until earned through redemptions. The Company also negotiates flat-fee contracts with certain manufacturers and recognizes revenue from these proportionally over the promotion cycles stipulated by the contract.

     Direct costs of the Company consist of expenditures for direct store support, paper used in the kiosks to print shopping lists and recipes, direct marketing costs, telecommunications between the stores and the Company and retailer processing fees. Selling, general and administration expenses include items relating to sales and marketing, administration, non-paid promotional expenses and royalties payable under certain patent agreements.

     Non-paid promotional expenses represent consumer discounts and retailer processing fees paid to the Retailer by the Company on promotions offered on the ILN that are not funded by a Manufacturer contract. Manufacturer participation in the ILN to date has been characterized by a substantial number of trial commitments leading to increasing dollar commitments to the ILN from those Manufacturers as the network approaches a more national footprint. Successful trials have recently led to multi-cycle/multi-brand category contracts or letters of intent signed in the nine-month period ended September 30, 1998 with Manufacturers, including General Mills, Procter & Gamble, Pepsi, Frito-Lay and Pillsbury among others. See ' -- Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997.' As the network grows and is more widely accepted by Manufacturers, the Company believes that the need for non-paid promotions will diminish and that revenues from Manufacturers will increase.

     To date, the Company has generated minimal operating revenue, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders' deficit of $95.4 million as of September 30, 1998, having incurred a loss of $47.1 million during the nine months of 1998. The Company expects to incur substantial additional costs to install additional ILN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in the remainder of

1998 and may operate at a loss for the foreseeable future, and there can be no assurance that the Company will ever be able to achieve profitability or, if achieved, to sustain such profitability.

     The Company had an installed base of 2,648 terminals in 1,749 stores as of September 30, 1998 as compared to 1,598 terminals in 950 stores as of September 30, 1997. During the first nine months of 1998, the Company entered into contracts to install the ILN in Weis Markets, a chain located principally in Pennsylvania, and, through a subsidiary, in Sainsbury's, one of the largest Retailers in the United Kingdom.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Manufacturers promoting on the ILN system for at least one week during the 1998 and 1997 periods increased to 64 from 38, respectively, while total products promoted increased to 127 from 88. Net sales during the nine-month period ended September 30, 1998 increased to $2.9 million from $490,000 in the 1997 period, primarily as a result of the larger installed base of ILN terminals. During the second and third quarter, the Company continued to sign contracts with new ILN clients such as Pepsi, Frito-Lay and others. In addition, the Company began to rollout a trial of the ILN in Sainsbury's stores in the United Kingdom. The trial phase of the United Kingdom rollout includes promotions sponsored by several major manufacturers including Procter & Gamble, Unilever, Coca-Cola, Kellogg's, and many others. There can be no assurance that the Company will realize the full commitments by U.S. Manufacturers under contract on the pay-on-redemption format.

     Operating loss for the nine-month period ended September 30, 1998 was $32.7 million versus $22.2 million in the 1997 comparable period. The increased loss was primarily due to higher employee costs, non-paid promotions, legal fees and depreciation and amortization expense. Higher employee costs of approximately $6.6 million represents an increase of 127 employees, from 168 employees at September 30, 1997 to 295 employees at September 30, 1998. Most of the increase in headcount represents additional client service and field service personnel to support the increase in number of terminals and stores installed. Non-paid promotion expense increased by $1.3 million in the 1998 nine-month period, to $4.5 million from $3.2 million in the comparable 1997 period. Legal expense, primarily costs associated with patent litigation (not expected to extend the life of related patents and, therefore, not capitalized) increased by $1.0 million over the comparable 1997 period (See Note 3 to Consolidated Financial Statements). Depreciation and amortization expense increased by $2.8 million reflecting the addition of approximately 1,050 terminals installed in 799 stores from September 30, 1997 to September 30, 1998 and to higher amortization related to patents purchased during 1997 and 1998.

     All other expenses increased by approximately $3.6 million in order to support higher headcounts and the higher installed base of ILN terminals. Offsetting the increased expenses was higher revenue of $2.4 million and certain write-offs of obsolete fixed assets recorded in 1997 in the amount of $2.3 million.

     Net loss for the nine-month period ended September 30, 1998 increased by approximately $14.6 million from $32.5 million to $47.1 million primarily due to higher operating losses of $10.6 million, higher interest expense of $2.1 million and lower interest income of $2.0 million. Interest expense of $15.5 million represents non-cash interest expense on issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 (See ' -- Liquidity and Capital Resources'). Interest income of $1.1 million for the first nine months of 1998 declined from the first nine months of 1997 reflecting a decreased average cash balance during the first nine months of 1998 versus the comparable period in 1997. Cash and cash equivalents at September 30, 1998 were $4.0 million as compared to $61.0 million at September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales were $1.8 million in the three-month period ended September 30, 1998 as compared to $174,000 in the three-month period ended September 30, 1997, primarily as a result of the larger installed base of ILN terminals.

     Third quarter operating loss of $9.3 million was $2.1 million lower than in the third quarter 1997, primarily reflecting higher sales of $1.6 million, lower non-paid promotion expense of $921,000 and a 1997 write-off of obsolete fixed assets of $2.3 million offset by higher employee cost of $1.5 million and higher depreciation and amortization expense of $1.1 million.

     Net loss for the three-month period ended September 30, 1998 decreased to $14.4 million from $15.3 million during the same three-month period in 1997 due to increased interest expense of $637,000 and lower interest income of $637,000 offset by lower operating losses of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine-month period ended September 30, 1998, cash used in operating activities was $31.8 million as compared to $9.8 million during the nine-month period ended September 30, 1997. From inception to September 30, 1998, the Company generated minimal revenue yet incurred increased expenses related to the development of its ILN technology, test marketing the product and recruiting additional personnel. The Company has funded its operations through private issuance of debt and equity securities. From its inception through September 30, 1998, the Company's shareholders had contributed $27.7 million of equity to the Company of which $2.0 million was originally issued as debt and subsequently converted to equity. The Company consummated a private offering of debt securities (the 'Private Placement') on August 2, 1996 for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the 'Notes') and warrants (the 'Warrants') to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Notes) had not been completed and as a result thereof, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997, the Notes were exchanged for identical Notes registered under The Securities Act of 1933 as amended (the 'Exchange Notes').

     At September 30, 1998, the Company had a working capital deficiency of $2.8 million, compared to working capital of $38.5 million at December 31, 1997.
As adjusted to give effect to the issuance of the 'Preferred Stock' (See
Item 4), the Company had working capital of $14.5 million as of September 30, 1998. Total cash and cash equivalents at September 30, 1998 and December 31, 1997 was $4.0 million and $45.2 million, respectively. The Company's current level of indebtedness, amounting to approximately $112.1 million, primarily represents long-term debt resulting from the Private Placement. In October 1998, the Company issued 173,278 shares of 10% Series A Mandatorily Convertible Preferred Stock ('Preferred Stock') at a price of $100 per share for total proceeds of $17.3 million.

     Cash used in investing activities was $9.4 million and $17.5 million in the nine months ended September 30, 1998 and September 30, 1997, respectively, primarily related to expenditures for ILN equipment and patent acquisitions. During the nine-month period ended September 30, 1998, the

Company installed 808 terminals in 601 stores. A majority of the terminals used in installations during the first nine months had been purchased in the latter part of 1997. The Company expects to spend approximately $10 million on ILN equipment during 1998.

     As of March 24, 1998, the Company terminated its three-year exclusive terminal supply relationship with Coleman and its subsidiary Thermo (collectively, the 'Vendors'). As part of this mutual termination agreement, the Company agreed to pay $4.5 million, in installments, to pay balances on previously purchased ILN equipment, to acquire certain inventory and to obtain early release from the exclusivity provision of the original contract to allow the Company to pursue relationships with new vendors. Of this amount, $4.1 million was charged to operating expense during 1997 and approximately $400,000 related to supplies and terminal parts acquired by the Company in the agreement and were reflected in other current assets as of December 31, 1997. As of November 6, 1998, the total obligation has been paid to the Vendors as part of the mutual termination agreement.

     The Company continues to use the net proceeds from the Private Placement to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its ILN. The Company intends to raise additional equity or debt capital to fund its ongoing 1998 and 1999 expansion plans and is currently in the process of offering up to $40 million of convertible preferred stock, of which $17.3 million has been issued on October 19, 1998, to its shareholders and a limited number of other investors. In addition, the Company has received several multi-year equipment leasing proposals from equipment manufacturers for future purchases of ILN equipment. There is no assurance that such additional capital or equipment financing can be obtained. In the event that such additional capital or equipment financing is not obtained, the Company believes that existing cash and cash equivalents, together with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the second quarter of 1999. Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in slower development in additional revenue. For example, revenues could be delayed if the Company experiences delays in installations of the ILN such that any growth in paid redemption volume is delayed. No cash interest will be payable on the Notes prior to February 1, 2000. The Notes will accrue cash interest at a rate of 14% per annum, commencing on August 1, 1999, payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2000.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders will experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and any earnings would be reduced by the associated interest expense. The Indenture related to the Exchange Notes permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand both the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

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

     Catalina Marketing Corp. ('Catalina'), one of the Company's competitors, has challenged some of the claims of certain of these patents by provoking an interference proceeding in the U.S. Patent and Trademark Office. Management believes that Catalina has done so in recognition that the patents present a significant impediment to Catalina's efforts to participate in the field of using historical information to enhance the effectiveness of in-store promotions, and the Company intends to vigorously protect its property rights to the technology that supports its products and services.

YEAR 2000 COMPLIANCE

     Since December 1996, the Company has been surveying, assessing, and remediating all known date-sensitive equipment, software, systems, and business-critical service vendors for Year 2000 compliance. The project included both information technology ('IT') and non-information technology. As an information service provider, the Company considers its kiosk network as integral to its IT infrastructure and the compliance project treated all aspects of the network as such. Non-IT technology was considered limited to building security and services for the central and satellite offices and was addressed as a set of business-critical service vendors. The survey and assessment phase is substantially complete for all areas except for external vendors. The details of each are discussed in the following paragraphs.

     In July 1998, the project finished its source code review of all in-house software and has since corrected all problems identified as part of plant review. The changes are incorporated into a software release currently in beta test, scheduled to complete deployment early in the first quarter of 1999. In parallel to the source code review and remediation, the project began a thorough test of all production systems in July 1998. The tests exercise all components of the system, including in-house software, third-party software, and client software. Testing is on track to complete in the fourth quarter of 1998. With testing 50% complete, it has so far found relatively few problems (low single digits) that were not already identified by the source code review and remediation. Any problems found during testing will be corrected through existing software maintenance procedures. On the completion of the full Year 2000 testing, on-going compliance testing will be added to the standard regression tests to ensure that system changes do not introduce compliance issues.

     The project has completed its assessment of all central office and in-store computer equipment and identified the systems that will require upgrades to become Year 2000 compliant. The largest problem areas identified were approximately 600 of 4,500 in-store computer systems that were not compliant due to problems with the on-board firmware. Only two systems required hardware replacement; the others can be upgraded in place with new compliant firmware. Those systems are scheduled for upgrade largely in the fourth quarter of 1998 with a few systems planned for upgrade in early first quarter 1999.

     The project initially identified 18 'mission-critical' service vendors and has contacted all to determine Year 2000 compliance status. So far seven have responded. Recently the project team decided to expand the criteria for determining mission critical vendors to include, among others, those providing power and phone service to the individual stores where the Company has kiosks installed. As part of this expansion, all outside vendors will be reviewed, increasing the vendor count to over 600. Those vendors will be contacted in the fourth quarter of 1998.

     A total estimate for the conversion is $260,000, which is being expensed as incurred. To date approximately $140,000 has been spent. Approximately $120,000 of the cost is related to reprogramming or replacing software; approximately $70,000 is related to replacement or upgrade of hardware; and $60,000 is related to project management and administrative expenses. All of those costs are being funded through operating cash flows. These costs are an immaterial part of the Company's Technology Division. The Company has not deferred any information technology projects due to addressing the Year 2000 issue.

     From the progress the compliance project has made to date, the Company does not consider there to be significant risk from areas over which the Company has direct control, such as hardware and software that make up the Inter*Act Loyalty Network. Although the Company anticipates minimal business disruption as a result of Year 2000 issues, breakdowns in the service infrastructure that supports the network could have an impact on operations. Possible consequences include, but are not limited to, loss of communication links with certain stores, loss of electric power to the central office or to isolated store systems, inability to process transactions because of failure in our retail clients' point of sales systems, and an inability to execute purchases for new equipment, or engage in similar business activities.

     To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on our actual testing experience with our vendor base and our assessment of outside risk. We expect contingency plans to be in place by July 31, 1999.

CAUTIONARY STATEMENT FOR PURPOSE OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include:
(i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN (as defined herein) and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties such as those who manufacture ILN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry, (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business,
(ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See Part I.
Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors' on the Form 10-K for the year ended December 31, 1997 for a more specific description of these risks. The Company's discussion of its Year 2000 compliance project under the heading 'Year 2000 Compliance' also contains forward-looking statements that are subject to risks and uncertainties that could cause the actual results to differ from those projected. These include the risks associated with unforeseen technological issues connected with the Company's own Year 2000 compliance project and the compliance efforts of third parties on whose systems the Company relies.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina alleging that Catalina has infringed the '446 Patent under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Patent, the '868 Patent. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims will proceed and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

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

     On May 27, 1998, the Company filed a new suit against Catalina alleging that Catalina has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and 5,638,457
(collectively, the 'Deaton Patents'), which the Company acquired by assignment on or about May 22, 1998. The Company alleges that Catalina is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit.

     Catalina has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the Deaton Patents. Catalina has also challenged some of the claims of six of the Deaton Patents by provoking an interference proceeding in the U.S. Patent and Trademark Office.

     The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                                                 DESCRIPTION
-----------                                                 -----------
   *(a)(1)    -- Articles of Incorporation of the Company, as amended, filed as Exhibit 3(a) to the Company's
                 Registration Statement of Form S-4 (Registration 333-12091)
  *3(a)(2)    -- Articles of Amendment of the Company dated May 21, 1997 and effective June 3, 1997 filed as exhibit
                 3(a)2 to the Company's Form 10-Q Quarterly Report for the period ended June 30, 1997.
   3(a)(3)    -- Articles of Amendment of the Company dated September 2, 1998 and effective September 3, 1998.
  *3(b)       -- Amended and Restated Bylaws of the Company, filed as Exhibit 3(b) to the Company's Form 10-Q
                 Quarterly Report for the period ended June 30, 1997.
  *4(a)       -- Specimen Certificate of the Company's Common Stock, filed as Exhibit 4(a) to the Company's
                 Registration Statement of Form S-4 (Registration 333-12091)
  *4(b)       -- Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to
                 $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit 4(b) to the
                 Company's Registration Statement of Form S-4 (Registration 333-12091)
  *4(c)       -- Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant
                 Agent, filed as Exhibit 10 (l) to the Company's Annual Report on Form 10-K for the year ended
                 September 28, 1996.
 *10(hh)      -- Patent Purchase Agreement dated May 22, 1998, between the Company, Credit Verification Corporation and David W. Deaton, filed as Exhibit 10(hh) to the Company's Form 10-Q Quarterly Report for the
                 period ended June 30, 1998. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
 *10(ii)      -- Voting Agreement among shareholders dated as of November 1, 1996, filed as Exhibit 10(ii) to the
                 Company's Form 10-Q Quarterly Report for the period ended June 30, 1998.
 *10(jj)      -- Company's 1997 Long-Term Incentive Plan, as amended, filed as Exhibit 10(jj) to the Company's Form
                 10-Q Quarterly Report for the period ended June 30, 1998.
 *10(kk)      -- Management Services Agreement dated June 17, 1998, between the Company and Vanguard Cellular
                 Financial Corp., filed as Exhibit 10(kk) to the Company's Form 10-Q Quarterly Report for the period ended June 30, 1998.
  27.         -- Financial Data Schedule.

------------
* Incorporated by reference to the statement or report indicated.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTER*ACT SYSTEMS, INCORPORATED

                                                                            DATE
                                                                            ----

By              /s/ STEPHEN R. LEEOLOU                               November 12, 1998
 .......................................................
                   STEPHEN R. LEEOLOU
           CHAIRMAN & CHIEF EXECUTIVE OFFICER

By              /s/ RICHARD A. VINCHESI                              November 12, 1998
 .......................................................
                  RICHARD A. VINCHESI
                 SENIOR VICE PRESIDENT,
               CHIEF OPERATING OFFICER &
                CHIEF FINANCIAL OFFICER

                      [THIS PAGE INTENTIONALLY LEFT BLANK]







                              STATEMENT OF DIFFERENCES
                              ------------------------

  The trademark symbol shall be expressed as.............................. 'TM'