Form 10-K405
period 1998-12-31
INTER ACT SYSTEMS INC
filed 1999-03-31
CIK 935086

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .
                        COMMISSION FILE NUMBER: 333-12091

                             ----------------------

                         INTER*ACT SYSTEMS, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

                 NORTH CAROLINA                                 56-1817510
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

               14 WESTPORT AVENUE                                  06851
              NORWALK, CONNECTICUT                               (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 750-0300

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
                NONE                                     NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

     As of March 31, 1999, the number of shares outstanding of the registrant's Common Stock was 7,728,555. There is no trading market for the Common
Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5. of this Report.

--------------------------------------------------------------------------------

                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS

                                                                              PAGE NUMBER
                                                                             OR REFERENCE
                                                                             ------------
                                     PART 1
ITEM 1.   Business..............................................................        3
ITEM 2.   Properties............................................................       13
ITEM 3.   Legal Proceedings.....................................................       14
ITEM 4.   Submission of Matters to a Vote of Security Holders...................       14

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...............................................................       15
ITEM 6.   Selected Consolidated Financial Data..................................       15
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................       16
ITEM 8.   Financial Statements and Supplementary Data...........................       26
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..................................................       26

                                    PART III

ITEM 10.  Directors and Executive Officers of the Company.......................       27
ITEM 11.  Executive Compensation................................................       29
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management........       33
ITEM 13.  Certain Relationships and Related Transactions........................       36

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K......       39

                                      2

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forwarding-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN (as defined herein) and the uncertainty of market acceptance for the ILN,
(iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties, (vii) the intensely competitive nature of the consumer product and promotional industry,
(viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See Part II,
Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations -- Risk Factors."

                                     PART I

ITEM 1. BUSINESS

     Inter*Act Systems, Incorporated ("Inter*Act" or the "Company") operates one of the nation's largest electronic marketing networks linked to supermarket retailers' loyalty card databases that can reach shoppers both in-store and on the Internet. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to deliver shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ("ILN"), comprises over 2,700 server-based Smart Terminals'TM' located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called "Shopper Perks'sm'". The Smart Terminals'TM' are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This in-store network allows Shopper Perks'sm' to offer consumers, in selected markets at this time, the only commercial scale at-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. No paper is required at any time. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost manufacturers hundreds of millions of dollars per year.

     The Company's primary objective is to become the preeminent in-store and Internet distributor of consumer packaged goods promotional incentives in the U.S. and Europe by integrating the economic interests of Manufacturers, Retailers, and consumers at a lower cost than any other in-store marketing vehicle. The Company believes that the ILN capitalizes on the convergence of major trends in the Manufacturer and Retailer industries to better target and serve consumers. Manufacturers are striving to increase the efficiency of their brand promotion through individually targeted incentives and are seeking to offer promotions nearer to the shopper purchase decision. Retailers are developing customer databases that identify individual households and their product purchasing histories over time, thereby allowing Retailers first to segment their customers by sales and profitability and then reward them accordingly. Retailers are also seeking to offer rewards to and communicate with their customers in-store as opposed to at home. In addition to these industry trends, consumers are seeking greater convenience in shopping without sacrificing savings. The Company owns a series of patents and exclusive patent licenses that it believes are a significant barrier to other potential in-store competitors.

     In the U.S., as of March 15, 1999, the Company had installed systems in approximately 1,800 stores, and had contracted to install systems in approximately an additional 1,800 stores. In Europe, the Company has entered into multi-year contracts with Sainsbury's, one of the largest Retailers in the United Kingdom; Boots, the largest pharmacy retailer in the United Kingdom; and Delhaize, one of the largest grocers in Belgium. Collectively, these chains account for approximately 1,840 stores in Europe.

     The Company is compensated by Manufacturers who purchase access to the network on an exclusive category basis. Contracts are predominantly annual commitments for a flat fee, allowing for periodic promotion through the ILN and continuous data reporting on promotion results and category share movements.

INDUSTRY OVERVIEW

     Manufacturers have traditionally used promotional vehicles such as mass media advertising (newspapers, printed circulars, television, radio, and billboards), Free Standing Inserts ("FSIs") and direct marketing techniques to reach consumers. Promo Magazine estimated that in 1997 the promotion marketing industry's gross revenues were $79.4 billion, an increase of 11% from their survey of 1996 expenditures. A growing diversity of lifestyles and an expansion in the amount of information delivered to increasingly fragmented consumer segments have contributed to brand proliferation and a perceived decline in brand loyalty. At the same time, changes in the workforce and demographic shifts have made it increasingly difficult to reach purchasing decision makers using traditional mass distributed promotional methods not targeted to specific consumer segments.

     Manufacturers have recognized the limitations of traditional promotional vehicles. Despite the ineffectiveness of coupons and other mass distributed promotional vehicles to reach consumers efficiently, they continue to be prevalent promotional tools. According to NCH NuWorld Marketing, a coupon clearinghouse, 276 billion coupons were distributed in the United States in 1997. While consumers continued to recognize the value of coupons by redeeming them for an estimated $2.99 billion of savings in 1997, that reflected a drop of $600 million from the 1996 dollar redemptions. The overall redemption rates of distributed coupons dropped to around 1.7% in 1997, as reported by the clearinghouse CMS, Inc., versus 2.8% in 1986. 1997 spending by Manufacturers on FSIs at $6.24 billion was still less than 1995 high of $7 billion, though slightly more than the $6 billion spent in 1996, in part because Manufacturers are said to be increasing coupon values to attract consumers to use the FSIs. For grocery products, 3.7 billion coupons were redeemed in 1997, a decline of 13% over the previous year.

     In spite of the decreasing effectiveness of the more traditional promotional methods such as coupons and mass media, and the corresponding decline in Manufacturers' spending on promotional incentives such as FSIs, Manufacturers are maintaining a similar level of overall investment in brand promotions by shifting their promotional dollars to more targeted vehicles. Not only have Manufacturers recognized the value of targeted promotions, they have also recognized the effectiveness of promotions delivered in close proximity to the purchase decision. It is estimated that 70% of all brand purchase decisions are made by consumers while they are in the store, according to Progressive Grocer Magazine and the Point-of-Purchase Advertising Institute (POPAI). In-store promotion has enjoyed rapid growth as Manufacturers have begun to shift promotion spending to emerging in-store platforms. As reported in the Annual Survey of Promotional Practices, 72% of Manufacturers utilized in-store electronic promotion techniques in 1996 as compared with only 48% in 1994, while spending $850 million on these promotions, an increase of 33% over 1994, according to Promo Magazine. In Promo Magazine's 1998 Annual Report of the Promotion Industry, it reported that the distribution of in-store electronic checkout, electronic shelf and handout coupons had an 8.3% share of coupon distribution, up from 6.7% in 1996.

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

     Today Retailers have begun to concentrate on retaining and growing the 25% of their customer base that accounts for an estimated 65% of total store sales and 70% of their profits, according to a study released in 1999 by The Partnering Group. Retailers are using loyalty-building frequent shopper card programs ("frequent shopper cards") in order to establish a direct means of rewarding these most important customers and to make their product mix more attractive to their highest-spending shoppers. The card programs are also designed to counteract competition from other supermarkets, mass merchandisers, warehouse clubs and specialty Retailers. These frequent shopper cards enable participating customers to take advantage of product discounts offered by that store or by regional chains without presenting a paper coupon. In an ACNielsen survey cited in In-Store (February 1999) it was reported that 66% of households contacted had a least one frequent shopper card. According to Supermarket News (April 1, 1996) 67% of these households always used the card when shopping, and 82% of these card holders say they use their cards every time they shop. It was estimated that by year 2000, 75% of all U.S. households will have one or more frequent shopper cards. In 1997 $172 million was spent to develop frequent shopper card programs, with Retailers paying for most of the programs. Approximately 9,000 grocery stores, representing 29.6% of all U.S. supermarkets, participate in such programs as of early 1999, according to a study by Retail Systems Consulting.

RATIONALE FOR THE ILN NETWORK

     The ILN is positioned to provide a competitive advantage to Manufacturers and Retailers, (i) by offering sophisticated targeting of consumers in close proximity to the point of purchase decision at the beginning of the shopping process, (ii) by offering promotions to consumers that are based on their past purchase history, (iii) by providing comprehensive data reporting feedback on promotion results and changes in a Manufacturer's (and its competitors') category market share, and (iv) by delivering the promotions in a paperless electronic system that improves the efficiency of redemptions.

BENEFITS FOR MANUFACTURERS

     The Company believes that the ILN provides Manufacturers with a more efficient means to promote consumer goods than traditional methods of promotion and advertising.

     Targets Incentives Based on Prior Purchase History. The Company believes that Manufacturers would like to tailor promotional incentives by individual households according to their degree of loyalty to the promoted brand. In order for Manufacturers to offer targeted promotions they must have access to household purchase history data and a targeting algorithm that can match the desired promotions with the desired households. The ILN provides access to this household data through its connection to the retailer point-of-sale system, which permits the Company's Target Engine Software ("TES") to deliver different promotional strategies for the same product depending on the buying habits of each customer. See " -- Technology and Software -- ILN Software."

     Delivers Promotions in Close Proximity to Brand Purchase Decisions. It is estimated that 70% of all brand purchase decisions are made by consumers while they are in the store according to Progressive Grocer Magazine and POPAI. The Company believes that the ILN's store entrance location, which provides a shopping list of promotions immediately prior to shopping affords Manufacturers the most opportune time to reach shoppers with a targeted incentive.

     The Company believes that the offering of personally customized discounts to consumers in the store immediately prior to making purchase decisions explains the historical average redemption rate for ILN-offered discounts of approximately 35% (which the Company believes is two to five times higher than that of other in-store vehicles and approximately 18 times higher than that of
FSIs).

     Develops Manufacturer/Retailer Partnership. The Company believes that its ILN provides a new and unique platform for Manufacturers to maximize the impact of account-specific (i.e., retail chain-specific) promotion dollars. For example, a Manufacturer-sponsored sweepstakes promotion may be conducted electronically via the ILN and advertised jointly by the Manufacturer and Retailer in a specific market area. In this way, the ILN can serve as a bridge between the Manufacturer and the Retailer's frequent shopper card program.

     Delivers Accountable Consumer Promotion Alternative. The Company believes that the ILN offers Manufacturers the lowest cost alternative among coupon promotional strategies because the ILN's electronic scanning of the frequent shopping card at checkout verifies that items for which promotions were selected were actually purchased, virtually eliminating the problem of mistaken and fraudulent redemption of paper coupons. Industry sources estimate that this costs Manufacturers hundreds of millions of dollars per year through other coupon promotion vehicles.

     Stimulates Incremental Product Sales. As a result of its front-end location and targeted touch-screen promotional display, the Company believes that the ILN increases the sales volume of promoted products. Sales increases are generally attributable to a promotion motivating consumers to trade up in volume (e.g., buy two and get the third free), to try a new brand due to the value of the offered incentive or to remind consumers to buy a specified brand due to the on-screen prompt. Substantial sales increases at the product and category level were attributed to the Company's ILN in Information Resources Inc. matched store studies ("IRI Studies") performed for several Manufacturers. These studies showed that Manufacturers who promoted products on the ILN enjoyed significant product sales increases versus the same Manufacturer products not promoted on the ILN in comparable stores.

     Provides Promotion Flexibility. The ILN allows Manufacturers to adjust any attribute of a promotion virtually on a daily basis. Modifications to Manufacturer promotions can be introduced to the ILN remotely from the Company's headquarters.

BENEFITS FOR RETAILERS

     The Company believes that the ILN provides competitive advantages for Retailers.

     Provides Inexpensive, In-Store Platform To Reward The Most Valued Shoppers. As in many industries, a small number of loyal customers account for a major portion of revenue and profits per store. Many major supermarket chains have developed frequent shopper card marketing programs to help them identify and reward these valuable customers. The Company believes that the ILN, working in conjunction with a store's frequent shopper card, offers Retailers a unique and cost-efficient way to deliver in-store targeted messages, promotional incentives and rewards to this important shopper segment. In a study conducted by the Company, utilizing data procured from three ILN stores, the average transaction size for a frequent shopper card holder who visited an ILN terminal was approximately twice as large as the average transaction size of a frequent shopper card holder and approximately three times as large as the average for all customers.

     Promotes Consumer/Retailer Communication. In addition to rewarding its best customers, a store can use the ILN more generally to capture information from, and to communicate with, cardholders through questionnaires, interactive games, electronic sweepstakes, tie-in promotions with local media, charities, special events and other merchandising theme promotions. Access to the ILN also enhances the efforts by Retailers to promote acceptance and usage of their frequent shopper cards.

     Stimulates Incremental Product Sales. The Company believes that the ILN stimulates incremental product sales for Retailers as a result of several factors. The ILN's location at the store entrance enables it to remind a shopper of an item they may have forgotten or stimulate them to purchase items in addition to those they intended to purchase. The ILN also provides the Retailer a channel to promote perishable foods and private label products. Finally, the ILN program is able to track the time lapse since the last purchase of a particular product and remind a consumer to buy the needed item in the store that day rather than in another class of trade, such as convenience stores.

     Distributes, Redeems and Clears Promotions Electronically. Traditional promotion of food and related products relies upon paper-based systems such as FSIs and other paper coupon vehicles. Paper-based promotions require Retailers to handle paper at checkout and bundle paper records that must be sent to third party clearing businesses. With the ILN, there is no paper for cashiers to handle and no need for expensive third party clearing. See " -- Products and Services -- Inter*Act Loyalty Network'sm' ("ILN")."

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

     In June 1997, the Company contracted Yankelovich Partners to conduct a telephone "Habits and Usage" study among 302 frequent shopper card holders selected at random. The results of the study indicate that the ILN system is an attractive source of value to the customer with few barriers to trial and high satisfaction rates promoting repeat usage. The study was conducted in the Philadelphia market, where participating ILN chains include the market leader ACME (a division of American Stores), SuperFresh (a division of A&P) and Laneco. As shown on the graph below, the conversion from trial to repeat usage (trial to acceptor) was 86%.

                         CONSUMER AWARENESS & ACCEPTANCE

                                   [BAR CHART]

     Source: Yankelovich Partners Habits and Usage Study June/July 1997

     Accordingly, the Company believes that consumer marketing support that raises awareness of the ILN will increase terminal usage among existing and new frequent shopper card holders.

BUSINESS STRATEGY

     The Company's primary objective is to become the preeminent in-store and Internet distributor of consumer packaged goods promotional incentives in the U.S. and Europe by integrating the economic interests of Manufacturers, Retailers and consumers at a lower cost than any other in-store marketing vehicle. The Company is pursuing the following principal business strategies to achieve this objective:

INCREASE MANUFACTURER ENROLLMENT ON THE ILN

     During the year ended December 31, 1998, approximately 100 Manufacturers promoted approximately 270 products through the ILN in the United States and Europe, the latter through a pilot begun at Sainsbury's in the United Kingdom in June 1998. The Company is continually working to increase both the number of brands per Manufacturer and dollars committed per brand as rollouts continue across the United States and Europe.

NATIONWIDE AND EUROPEAN INSTALLATION OF THE ILN

     The Company is actively pursuing multi-year contracts with additional major Retailers who have or plan to launch loyalty programs in key geographic regions across the United States and throughout Europe. The Company believes that Manufacturers seek access to a promotion platform that incorporates such a network of top loyalty marketing Retailers.

"TRUE" ELECTRONIC COMMERCE FOR MANUFACTURERS, RETAILERS, AND CONSUMERS THROUGH SEAMLESS AT-HOME AND IN-STORE PLATFORMS

     In March 1999, the Company launched its Internet product in certain divisions of A&P. Called "Shopper Perks'sm', the product offers shoppers and the consumer product promotion industry the first truly electronic home-to-store transaction experience on a commercial scale. That is, the ILN's already-existing point-of-sale ("POS") connection in A&P allows in-store electronic redemptions at the cash register from previously home-selected promotions. Other Internet-based promotion systems require paper in one form or another, primarily mailing coupons to the consumer or distributing paper in the store to consumers for redemption on a subsequent store visit. Importantly, the Company's in-store terminals and Shopper Perks'sm' web site will complement each other by allowing consumers to print a reminder list of selections either at home or at the in-store terminals, which will "remember" what was selected at home. Also, the Company expects that its in-store terminals will largely mirror the Internet offers and thereby provide similar savings to the millions of grocery shoppers who do not have Internet access.

ENLISTMENT OF ILN RETAILERS TO ASSIST IN THE MANUFACTURER SALES EFFORT

     Substantially all of the Retailers who have installed the ILN are aiding the Company in its efforts to expand Manufacturer participation on the ILN. Retailer efforts include (i) the inclusion of ILN promotional materials in Retailer sales meetings with Manufacturers; (ii) the distribution of letters to Manufacturers indicating Retailer support of the ILN; and (iii) the placement of ILN terminals in the lobbies or waiting rooms of Retailer headquarters.

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

LEVERAGING THE COMPANY'S GROWING DATABASE ON CONSUMER SHOPPING PATTERNS

     Certain Manufacturers receive reports generated by the Company from its extensive consumer behavior database. Each day the Company collects data on all card-identified shoppers, whether or not they stopped at the Company's terminals. For certain stores, this data is aggregated centrally at the Company's headquarters. This information enables the Company to assist Manufacturers in creating the optimal promotional strategy given the historical impact of the ILN and other promotions initiated by Manufacturers.

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

EUROPEAN EXPANSION

     The Company believes that the European consumer promotion and retail markets represent a substantial opportunity for the Company's products and services. The Company, through a subsidiary, has entered into a four-year exclusive contract to commercially deploy the ILN with Sainsbury's, one of the largest Retailers in the United Kingdom. Rollout of the ILN is expected to commence in 1999, on the heels of last year's successful pilot program. The Company also entered into a five-year exclusive contract with Boots, the largest pharmacy retailer in the United Kingdom, beginning with a pilot in early 1999, and with Delhaize, one of the largest grocers in Belgium, also expected to begin a pilot in 1999.

PRODUCTS AND SERVICES

INTER*ACT LOYALTY NETWORK'sm' ("ILN")

     A customer can access the ILN by inserting his or her frequent shopper card, as issued under the store's existing frequent shopper card program, into the Company's ATM-like terminal(s) located near the entrance to the store. The system identifies the customer and, based upon data gathered by the ILN on that customer's cumulative purchasing history, displays full color images of promotions and discounts specifically selected for that customer. The ILN may also present several "universal" promotions (offered by either the Retailer or Manufacturers) to all ILN visitors. The customer selects desired promotions, usually price discounts, multiple purchase bonuses or free product samples, by simply touching the desired product icon displayed on the screen. When the selection process is complete (in less than 60 seconds for most shoppers), the ILN terminal can deliver a "shopping list" of all selected promotions, which serves to remind the customer of the selected promotions while shopping. After shopping, the customer's purchases and frequent shopper card are electronically scanned at checkout, and the ILN (i) verifies that the promoted items were purchased, (ii) immediately notifies the store register system to give the customer the selected discounts and promotions and (iii) records all the customer's purchases for use in more accurately targeting promotions during future visits. Due to technological constraints unique to certain Retailers in approximately 450 stores, the ILN delivers individual coupons rather than a shopping list.

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

MANUFACTURER PRODUCTS

     Consumer Product Incentives. The Company's business primarily derives revenue from the presentation, distribution and/or redemption of consumer promotions offered by Manufacturers. Manufacturers can buy access to the Inter-Act Loyalty Network in both the U.S. and the U.K. on an annual, flat-fee basis. The annual fee is tiered according to category velocity (i.e., a Manufacturer promoting cola would pay more for such a category than one promoting detergent given the greater consumer purchase frequency of colas), and entitles the Manufacturer to: (1) category exclusivity all year, even during "off" cycles of no promotion on the ILN; (2) ongoing point-of-sale data analysis of not only the promoted brand results, but also of the category and the market share dynamics of the individual competitors (names masked); and (3) renewal rights on the following year. Discount face values and retailer handling fees per redemption, both paid by the Manufacturer, are aggregated with the flat fee to create the complete promotion budget for the Manufacturer.

     This contrasts with the previous Company format in the U.S. market of pay-on-redemption, which entitled Manufacturers to category exclusivity only in the cycles during which they promoted, and which allowed Manufacturers to buy as little as one cycle of promotion or as much as all 13 cycles. Data reporting was less comprehensive, and renewal rights extended only to the specific cycles that were purchased initially.

     Internet Promotion & In-Store Redemption. In March 1999, the Company launched its Internet product in certain divisions of A&P. Called "Shopper Perks'sm'", the product offers shoppers and the consumer product promotion industry the first electronic home-to-store transaction experience on a commercial scale. That is, the ILN's already-existing POS connection in A&P will allow in-store electronic redemptions at the cash register from promotions previously selected at home or in the office. Other Internet-based promotion systems require paper in one form or another, and primarily mail coupons to the consumer or distribute paper in the store for redemption on a subsequent store visit.

     Media and Advertising Related Products. The Company plans to introduce an Electronic Billboard advertising product later in 1999 to allow companies outside the consumer products industry to promote on the ILN. The advertising product will offer such companies the ability to place an advertisement that is unobtrusive to the core ILN session (at side or bottom of screens). The Company currently expects to structure its fees for this product on a cost per thousand impressions basis.

RETAILER PRODUCTS

     Although the Company derives its revenue from sales of customer incentives to consumer products manufacturers, it is an essential part of the Company's strategy to make the ILN one of the preferred loyalty marketing vehicles of Retailers in the U.S. and Europe. To this end, the Company has developed a variety of products designed to increase the effectiveness of Retailers' communication with their top customers and to create a feeling of value and excitement related to the ILN terminal that will drive greater traffic to the terminal and the Retailer's frequent shopper card program. Although the Company feels that these products and services are clearly value-added to its Retailer-partners, it does not currently charge its Retailers for any of these services.

     Customer Specific Messages. The Company offers Retailers the ability to deliver targeted messages to specific groups of customers according to their relative profitability to the store and/or purchasing tendencies or other parameters. The product, called "Stamp Saver", is being positioned as an alternative to or re-enforcement of Retailers' cardholder-specific direct mail programs.

     Private Label and Perimeter Department Promotions. The ILN offers Retailers the ability to permanently feature in-store promotions that grow their most profitable segments, typically private label merchandise and perimeter departments (e.g., bakery and deli).

     Games. The ILN offers Retailers an electronic platform for sweepstakes and games, such as the "spin and win" game, which is similar to a slot machine with a touch-screen handle but that requires no wager to play. The prizes in such sweepstakes and games are funded through the Retailers, which provide private label products and third party consumer goods from local merchants, radio stations which seek to cross promote on the ILN, and others.

     Customer Give-Aways. The Company also offers promotions or prizes to customers on an "Nth" terminal visitor basis (e.g., every tenth terminal visitor). This functionality, called "Pre-wards," allows the Retailer to generate excitement at the terminal through the element of potential surprise. Additionally, this product creates another method for Retailers to offer prizes that could drive customers to their perimeter departments or other areas where they may want to increase traffic among their best customers.

     Employee Rewards. Through the ILN Retailers conduct employee-only communications allowing a convenient and accessable focal point for disceminating news, information and rewards among other things.

RETAILER PARTNERS

     As of December 31, 1998, the Company had over 3,600 stores in the United States under contract and had installed terminals in approximately 1,800 stores. The Company has installed its ILN in A&P (consisting of A&P, Farmer Jack, Food Emporium, Kohl's, Super Fresh and Waldbaum's stores), American Stores (ACME, Jewel, Lucky South and Lucky North divisions), Food Lion (Charlotte and Virginia divisions), Gerland's, Grand Union and Laneco. The Company has contracts for future installation in the remaining divisions of Food Lion, Weis Markets, Giant, Cub Foods, Marsh, Riser, Randalls, Food Town, Price Chopper, and Eagle Food supermarket chains.

TECHNOLOGY AND SOFTWARE

ILN SOFTWARE

     The Company maintains a staff of software developers and engineers. This team continually refines and enhances ILN functionality for both Manufacturers and Retailers. It also has primary responsibility for developing the unique interfaces required to connect the ILN to each Retailer's point-of-sale system. The Company's core targeting products are driven by its proprietary Target Engine Software ("TES") which collects and analyzes each shopper's cumulative market basket of purchases stored over a rolling time period of between three and 12 months depending on the size of the store. On a daily basis, TES tailors discounts and promotions for each customer based upon previous purchase history. It also selects targeted customer groups to receive special promotions as designated by retailers. Presently the Company is developing software and hardware enhancements to enable the Company to collect and analyze consumer data over longer periods in all stores.

     For each product category available on the ILN, the TES classifies each consumer as follows:

                             CLASSIFICATION                 CONSUMER DESCRIPTION
                             --------------                 --------------------
     "Targeted"          Brand loyal............     Tends to purchase consistently the
                                                     Manufacturer's brand within the product category

     "Targeted"          Brand switcher.........     Tends to demonstrate little brand loyalty,
                                                     buying several different brands over time
                                                     within a category

     "Targeted"          Brand competitive......     Tends to purchase consistently a competitor's
                                                     brand

     "Untargeted"        Entry level............     A consumer who has no record of purchasing
                                                     products within the product category

     Customers are offered promotions with specific incentives on specific products depending on their individual purchasing profiles. For example, a customer classified as "brand competitive" can be offered a higher discount than would a consumer classified as a "brand switcher," who in turn would receive a higher discount than would a consumer classified as "brand loyal." In this way, the TES offers Manufacturers the ability to execute different promotional strategies for the same product simultaneously. Manufacturers have the flexibility to change the relative face values of redemptions for each targeted category.

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

ILN HARDWARE

                            INTER*ACT LOYALTY NETWORK
                      IN-STORE CONFIGURATION & INTERACTION

                                     [GRAPH]

     A customer can access the ILN by inserting his or her frequent shopper card, as issued under the store's existing frequent shopper card program, into the Company's ATM-like terminal(s) located near the entrance to the store. The system identifies the customer and, based upon data gathered by the ILN on that customer's cumulative purchasing history, displays full color images of promotions and discounts specifically selected for that customer. The ILN may also present several "universal" promotions (offered by either the Retailer or Manufacturers) to all ILN visitors. The customer selects desired promotions, usually price discounts, multiple purchase bonuses or free product samples, by simply touching the desired product icon displayed on the screen. When the selection process is complete (in less than 60 seconds for most shoppers), the ILN terminal can deliver a "shopping list" of all selected promotions, which serves to remind the customer of the selected promotions while shopping. After shopping, the customer's purchases and frequent shopper card are electronically scanned at checkout, and the ILN (i) verifies that the promoted items were purchased, (ii) immediately notifies the store register system to give the customer the selected discounts and promotions and (iii) records all the customer's purchases for use in more accurately targeting promotions during future visits. Due to technological constraints unique to certain Retailers in approximately 450 stores, the ILN delivers individual coupons rather than a shopping list.

SALES AND MARKETING

     The primary focus of the Company's sales effort is to attract national Manufacturers to contract for ILN category cycles. The sales effort is conducted primarily through the Company's direct sales force, all of whom are experienced in packaged goods and marketing services sales. These people are organized into geographical teams, with operations in San Francisco, Chicago, Cincinnati, Atlanta, St. Louis, Cleveland and Norwalk. The teams are headed by group sales directors who report to the Vice President, Brand Sales. The Company augments its direct sales efforts through the development of strategic relationships with prominent promotion agencies and food brokers. Through development of custom events and packages, the Company can provide a unique offering to both of these constituents, giving a competitive point of difference in the marketplace. This, in turn, generates success stories for their managers that can be cultivated into larger headquarter commitments.

     The Company plans to continue to aggressively hire experienced, well-trained industry sales professionals into key positions across the nation and to invest in continuous training of the team.

     Retailer sales efforts are conducted through direct mail campaigns and trade shows led by a senior executive and supported by senior management. Ongoing Retailer service, support, and product sales are provided by the Company's Client Services group. Client Service account executives typically have substantial industry experience selling packaged goods to Retailers and are responsible for maximizing each Retailer's use of ILN retailer products.

SUPPLY OF ILN TERMINALS

     The Company concluded a non-exclusive terminal supply agreement during the second quarter of 1998 and expects to work with a number of major equipment integrators to supply ILN terminals and servers to the Company. See Part II,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1997 Compared with Year Ended December 31, 1996."

INTELLECTUAL PROPERTY MATTERS

     The Company currently uses U.S. Patent No. 4,554,446 (the "'446 Patent") in its in-store consumer product promotion and couponing business through license agreements with the holders of rights in this patent, which provide the Company with exclusive right to use the patent. The term of such agreement is for as long as the patent remains valid and enforceable, subject to certain termination rights as set forth in such agreement.

     The Company also has certain exclusive and nonexclusive rights for U.S. Patent No. Re.34,915 for a "Paperless System for Distributing, Redeeming and Clearing Merchandise Coupons" pursuant to a patent license agreement. The term of such agreement is for as long as the patent remains valid and enforceable, subject to certain termination rights as set forth in such agreement. Management believes that by obtaining the rights to this patent the Company will experience a significant competitive edge in the electronic coupon redemption industry in the future.

     During 1998, the Company acquired by assignment all rights, title and interest in and to (i) U.S. Patents Nos. 5,621,812; 5,638,457; 5,675,662;
5,237,620; 5,305,196; 5,448,471; 5,430,644; 5,659,469; 5,201,010; 5,327,508;

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

     The Company has acquired the registered trademark Coupon Xpress'r'. The Company has also filed applications for, and obtained federal registration of the service marks Inter*Act'r', the Company's hand logo, Coupon Central'r' and Inter*Act Promotion Network'r'. Inter*Act Loyalty Network is a service mark of the Company and an application for federal registration of the mark is pending. Applications for Banner Board'sm' and Check-In to Win'sm' are also pending. See "Patents, Proprietary Information and Trademarks," and "Commitments for Technology."

CUSTOMERS AND COMPETITION

     The Company competes against a wide range of promotional media for Manufacturers' advertising and promotional dollars, including television, radio, print and direct mail. The Company also competes against providers of in-store and point-of-sale marketing platforms, such as ActMedia, Inc. ("ActMedia"), which provides automatic coupon dispensers in the aisles of supermarkets, and Catalina Marketing Corporation, together with its subsidiaries and affiliates ("Catalina"), which provides an electronic marketing network that delivers coupons to consumers at checkout lanes based on that day's purchases. The Company competes for promotional dollars based on several factors, including the ability to more accurately and effectively target consumers, the ability to demonstrate Retailer support of the system, the ability to influence buying behavior, promotion flexibility, and price. Most of the Company's competitors are larger and have substantially greater resources than the Company. In many of the grocery stores in which the Company has installed its ILN, ActMedia and Catalina also provide their in-store promotion services.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 256 employees, primarily full-time. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial, sales and technical employees. The Company anticipates that the nationwide commercialization of the ILN will require the hiring of a substantial number of new employees in connection with the planned expansion of its business.

RELATIONSHIP WITH VANGUARD

     The Company receives business development and other support from Vanguard Cellular Systems, Inc. (together with its subsidiaries, "Vanguard") the Company's largest shareholder. Stephen R. Leeolou, Chief Executive Officer and Chairman of the Company, is also President and Chief Executive Officer of Vanguard. Six of the Company's nine directors are also directors of Vanguard. Vanguard and AT&T Corp. have entered into an Agreement and Plan of Merger (as amended, the "Vanguard Merger Agreement") pursuant to which Vanguard will be merged into a wholly owned subsidiary of AT&T. The boards of directors of both Vanguard and AT&T have approved the transaction, which is subject to approval of the Vanguard shareholders and certain other conditions. Vanguard's shareholders are scheduled to meet to consider the Vanguard Merger Agreement on April 27, 1999. Upon consummation of the merger of Vanguard and AT&T, AT&T will succeed to Vanguard's ownership of the Company's debt and equity securities. See Part II,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management," and Part III, Item 13. "Certain Relationships and Related Transactions".

ITEM 2. PROPERTIES

     The Company is headquartered in Norwalk, Connecticut, where it leases 33,452 square feet of office space. The lease runs through January 31, 2000. The Company is currently reviewing its alternatives to relocate its corporate offices prior to expiration of its lease. The Company also leases 8,000 square feet of warehouse storage space in Central Islip, New York. The lease runs through February 2000. The Company intends to lease other warehouse storage space as necessary and believes that suitable space will be readily available to meet its anticipated needs for the foreseeable future. The Company believes this space is adequate to accommodate the Company's variable storage requirements. Additional temporary warehouse space will be leased in Columbus, Ohio through May 1999 which is used to store finished terminals, servers, and terminal supplies.

ITEM 3. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina Marketing Corporation ("Catalina Marketing") alleging that Catalina Marketing has infringed United States Patent No. 4,554,446 (the "'446 Patent") under which the Company is licensee. The Company alleges that Catalina Marketing is infringing this patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina Marketing to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina Marketing has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina Marketing asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Marketing Patent U.S. Patent No. 5,612,868 (the "'868 Patent"). The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims will proceed and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

     In January 1998, Catalina Marketing International, Inc. ("Catalina International," a subsidiary of Catalina Marketing) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the "'041 Patent") which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo Information Solutions, Inc. ("Thermo") and Coleman Research Corporation ("Coleman"), who have manufactured terminals pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action was recently consolidated with the litigation involving the '446 Patent and the '868 Patent for purposes of discovery and trial.

     On May 27, 1998, the Company filed a new suit against Catalina Marketing alleging that Catalina Marketing has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and
5,638,457(collectively, the "Deaton Patents"), which the Company acquired in 1998. The Company alleges that Catalina Marketing is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina Marketing to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit. Catalina Marketing has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the Deaton Patents. This action has been brought in the United States District Court in the District of Connecticut. Catalina Marketing has also challenged some of the claims of six of the Deaton Patents by provoking interference proceeding in the U.S. Patent and Trademark Office. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit. See also "Patents, Proprietary Information and Trademarks," and "Intellectual Property Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At March 31, 1999, the Company had outstanding 7,728,555 shares of common stock (the "Common Stock"), held by 238 shareholders of record. These shares were issued in a series of private offerings prior to December 31, 1997.

     At March 31, 1999, the Company also had outstanding 273,528 shares of 10% Series A Mandatorily Convertible Preferred Stock (the "Preferred Stock") held by 66 shareholders of record. The shares of Preferred Stock were sold pursuant to a private offering of up to $40 million of Preferred Stock approved by the Board of Directors of the Company in July 1998 in reliance on the exemption from registration of such shares contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended (the "1933 Act"), because the offers and sales of such shares were limited to the Company's existing shareholders and others who were "Accredited Investors" (as defined in Regulation D) and a limited number of the Company's existing shareholders who were not Accredited Investors. As of December 31, 1998, the Company had sold and issued 177,878 shares of Preferred Stock at a purchase price of $100.00 per share resulting in approximately $17.8 million in gross proceeds, $100,000 of which was received in the form of satisfaction of accounts payable and the balance of which was received in cash. The proceeds of the offering were and continue to be used for working capital and other general corporate purposes.

     In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the terms of the Preferred Stock and the Board of Directors increased the offering of the Preferred Stock to an aggregate of $70 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The changes apply to all Preferred Stock issued and to be issued pursuant to the private offering. During the first quarter of 1999, the Company issued and sold an additional 95,650 shares of Preferred Stock for which it received gross cash proceeds of approximately $9.6 million.

     The shares of Preferred Stock accrue dividends semi-annually at the rate of 10% per annum payable only in additional shares of Preferred Stock, and have a liquidation preference equal to $100 per share plus accrued dividends. The shares of Preferred Stock are convertible into a number of shares of Common Stock equal to the liquidation preference divided by the conversion price of $8.50 at the option of the holder or upon certain events, such as an initial public offering of shares of Common Stock. Shares of Preferred Stock have voting rights equivalent to the number of shares of Common Stock into which they are convertible.

     There is currently no established trading market for the Common Stock or Preferred Stock. Inter*Act has no present intention to list the Common Stock or Preferred Stock for trading on any securities exchange or on any automated dealer quotation system.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company are qualified by reference to, and should be read in conjunction with, Part II, Item
8. "Financial Statements and Supplementary Data -- Consolidated Financial Statements", including notes thereto, and, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". In February 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. For comparability purposes, the following summary consolidated financial data of the Company for the year ended 1996 has been restated into a comparable twelve month period ended December 31, 1996. The consolidated financial data for the years 1994 through 1997 have been derived from audited consolidated financial statements.

                                                                                    THREE MONTH                       FISCAL YEARS
                                                          YEAR ENDED               PERIOD ENDED                              ENDED
                                                        DECEMBER 31,               DECEMBER 31,  SEPTEMBER 28,        SEPTEMBER 30,
                                        1998       1997         1996         1996         1995           1996     1995         1994
                                        ----       ----         ----         ----         ----           ----     ----         ----
                                                        (UNAUDITED)                 (UNAUDITED)
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Gross sales ........................$  7,082   $  1,672     $    823   $    408     $     78       $    492   $    255     $      6
  Less: Retailer reimbursements ....  (2,489)      (964)        (482)      (240)         (45)          (287)      (144)          (4)
                                    --------   --------     --------   --------     --------       --------   --------     --------
  Net sales ........................   4,593        708          341        168           33            205        111            2
                                    --------   --------     --------   --------     --------       --------   --------     --------
Operating Expenses:
  Direct costs .....................  10,216      5,784        3,030        939          275          2,298        903          262
  Selling, general and
  administrative expenses ..........  29,169     26,352        8,468      3,077        1,453          6,911      3,391        1,973
  Depreciation and amortization
  of intangibles ...................   7,459      3,934        1,201        468           88            821        191           32
                                    --------   --------     --------   --------     --------       --------   --------     --------
  Total operating expenses .........  46,844     36,070       12,699      4,484        1,816         10,030      4,485        2,267
                                    --------   --------     --------   --------     --------       --------   --------     --------
Operating loss ..................... (42,251)   (35,362)     (12,358)    (4,316)      (1,783)        (9,825)    (4,374)      (2,265)
                                    --------   --------     --------   --------     --------       --------   --------     --------
Other income (expense)
  Interest income ..................   1,338      3,892        2,251      1,249            7          1,009         35            9
  Interest expense ................. (21,147)   (18,033)      (6,948)    (4,263)         (58)        (2,743)      (187)         (88)
  Other expense ....................      --       (301)          --         --           --             --         --           --
                                    --------   --------     --------   --------     --------       --------   --------     --------
  Total other expense............... (19,809)   (14,442)      (4,697)    (3,014)         (51)        (1,734)      (152)         (79)
                                    --------   --------     --------   --------     --------       --------   --------     --------
Loss from operations before
Income taxes ....................... (62,060)   (49,804)     (17,055)    (7,330)      (1,834)       (11,559)    (4,526)      (2,344)
Income taxes .......................      --        (10)          --         --           --             --         --           --
                                    --------   --------     --------   --------     --------       --------   --------     --------
Net loss ........................... (62,060)   (49,814)     (17,055)    (7,330)      (1,834)       (11,559)    (4,526)      (2,344)
Preferred stock dividend accrued ...    (354)        --           --         --           --             --         --           --
                                    --------   --------     --------   --------     --------       --------   --------     --------
Net loss attributable to
Common Stock .......................$(62,414)  $(49,814)    $(17,055)   $(7,330)     $(1,834)      $(11,559)   $(4,526)     $(2,344)
                                    ========   ========     ========    =======      =======       ========    =======      =======
Loss Per Common Share
  Basic and diluted ................  $(8.08)    $(6.48)      $(2.46)    $(0.96)      $(0.44)        $(1.91)    $(1.27)      $(0.83)
                                      ======     ======       ======     ======       ======         ======     ======       ======
Weighted average number of
common shares:
  Basic and Diluted ................   7,729      7,692        6,939      7,669        4,126          6,038      3,556        2,830

Other Data: (in whole numbers)
  Installed terminals at end
  of period ........................   2,728      1,840          623        623           96            614         62            7
  Installed stores at
  end of period ....................   1,845      1,148          335        335           51            328         25            3

                                                                    DECEMBER 31,   SEPTEMBER 28,              SEPTEMBER 30,
                                                1998          1997          1996           1996         1995          1994
                                                ----          ----          ----           ----         ----          ----
                                                                          (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
      Working capital (deficit) .......     $  7,006      $ 38,478      $ 86,230       $ 91,835       $ (753)      $    63
      Total assets ....................       60,491        81,023       105,765        107,757        2,178           644
      Total debt ......................      117,373        91,406        76,866         72,923        2,042         1,893
      Common stock purchase warrants(1)       27,436        27,436        24,464         24,464           --            --
      Stockholder's equity (deficit) ..      (92,555)      (48,432)          643          7,934         (910)       (1,417)

---------
(1) Reflects the effect of the valuation of the warrants issued in the Private Placement, which are exercisable for 9.429 shares of Common Stock per warrant. The exercise price of $.01 per share was deemed to have been paid at the time of issuance. See Notes 6 and 8 to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this report. This report contains certain statements regarding future operating results and anticipated growth, the accuracy of which is subject to many risks and uncertainties. Such trends, and their anticipated impact on the Company, could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in " -- Risk Factors" and elsewhere in this report.

     The Company is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer product manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company has also started offering consumers, in selected markets at this time, the only in-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ("ILN"), utilizes patented, multimedia touch-screen terminals, or Smart Terminals'TM', located in the entrance area of retail grocery stores, as well as a Company owned Internet web site called "Shopper Perks'sm'". The in-store terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This in-store technology, networked to the Company's headquarters, also enables the same day in-store electronic fulfillment of Internet selected promotions. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

     During 1996, 1997 and most of 1998, the Company recognized revenue as electronic discounts were redeemed at store cash registers. Manufacturers paid a fee to the Company for each redemption. The fee was composed of (i) a retailer processing fee, (ii) a redemption fee and (iii) the face value of the coupon. The Company, in turn, passed through both the retailer processing fee, which was included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company recorded as net sales the redemption fee and the retailer processing fee paid by the Manufacturers.

     Beginning in 1998, the Company also had arrangements with Manufacturers whereby the Company received a fixed payment over a fixed period. In these cases, the Company recognizes revenue on a ratable basis over the fixed period during which it is providing service or exclusivity to such Manufacturers, as well as the retailer processing fee paid by the Manufacturers.

     Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions or a portion of the fixed contract amount, as applicable and these amounts are recorded as deferred revenue until earned through redemption activity during the contract period.

     Direct costs of the Company consist of such expenditures for direct store support, paper used in the terminals to print shopping lists and recipes, direct marketing costs, telecommunications between the stores and the Company and retailer processing fees. Selling, general and administration expenses include items relating to sales and marketing, administration, non-paid promotional expenses and royalties payable under certain patent agreements.

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

     To date, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders deficit of $92.6 million as of December 31, 1998 and has incurred losses of $62.1 million, $49.8 million, $7.3 million and $11.6 million for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively. The Company expects to incur substantial additional costs to install additional ILN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in 1999 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, sustain such profitability.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     The Company had installed 2,728 terminals in 1,845 stores as of December 31, 1998 as compared to 1,840 terminals in 1,148 stores as of December 31, 1997.

     Manufacturers promoting on the ILN system during the 1998 and 1997 periods, increased to approximately 100 from 52, respectively, while total products promoted increased to approximately 270 from 116, including the European Manufacturers and products for 1998. Net sales during the year ended December 31, 1998, increased to $4.6 million from $708,000 in 1997, primarily as a result of the larger installed base of ILN terminals, and the increased number of promotions run by key manufacturers as the network approaches a more national footprint.

     Operating loss for the year ended December 31, 1998 was $42.3 million versus an operating loss of $35.4 million in 1997. The increased loss was primarily due to higher depreciation and amortization expense, direct costs and employee costs. Depreciation and amortization expense increased by $4.1 million reflecting the addition of approximately $15.9 million in intellectual property acquired and installation of 888 terminals during 1998. Direct costs increased $4.4 million due to the costs associated with operating terminals installed in 1999, the full year costs related to terminals installed in 1998 and increased retailer processing fees associated with the increased promotions during the year. Employee costs increased as its number of employees grew 32%. Non-paid promotions, which the Company historically has used to stimulate customer usage, have been curtailed significantly in 1998 as the Company has been able to offer a full range of products on its terminals which were paid for by Manufacturers. Non-paid promotions declined from $6.3 million in 1997 to $4.7 million in 1998. While the Company believes non-paid promotions will continue to be a valuable tool, it expects non-paid promotions to continue to decline as the network has a greater national footprint in the future.

     Net loss for the year ended December 31, 1998 increased by approximately $12.3 million from $49.8 million in 1997 period to $62.1 million primarily due to higher operating losses of $6.9 million, increased non-cash interest expense of $3.1 million and decreased interest income of $2.6 million. Non-cash interest expense of $21.1 million during the year ended December 31, 1998 reflects the interest expense related to the Company's issuance of $142 million of 14% Senior Discount Notes in 1996 for which the Company received net proceeds of $90.8 million (See" -- Liquidity and Capital Resources"). Interest income of $1.3 million for 1998 reflects a decreased average cash balance during 1998 compared to 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     The Company had installed 1,840 terminals in 1,148 stores as of December 31, 1997 as compared to 623 terminals in 335 stores as of December 31, 1996.

     Manufacturers promoting on the ILN system during the 1997 and 1996 periods increased to 52 from 26, respectively, while total products promoted increased to 116 from 84. Net sales during the year ended December 31, 1997, increased to $708,000 from $341,000 in the 1996 period, primarily as a result of the larger installed base of ILN terminals. During the three month period ended December 31, 1997, net sales increased to $188,000 from $168,000 in the same period in 1996.

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

     Net loss for the year ended December 31, 1997 increased by approximately $32.7 million from $17.1 million in the comparable 1996 period to $49.8 million primarily due to higher operating losses of $23.0 million, increased non-cash interest expense of $11.1 million and higher other expenses of $300,000, offset by an increase in interest income of $1.6 million. Non-cash interest expense of $18.0 million during the year ended December 31, 1997 reflects the interest expense on the issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 for which the Company received net proceeds of $90.8 million (See" -- Liquidity and Capital Resources"). Interest income of $3.9 million for 1997 reflects an increased average cash balance during 1997 versus the comparable period in 1996. Net loss for the three month period ended December 31, 1997, was $17.3 million, an increase of $10.0 million compared to the same three month period in 1996 due to increased operating losses and interest expense of $8.9 million and $400,000, respectively, and lower interest income of $500,000.

LIQUIDITY AND CAPITAL RESOURCES

     For the years ended December 31, 1998 and 1997, the three-month period ended December 31, 1996, and the fiscal year ended September 28, 1996, cash used in operating activities was $38.4 million, $22.2 million, $2.6 million, and $6.7 million, respectively. From inception to December 31, 1998, the Company has generated minimal revenue yet incurred expenses related to the development of its ILN technology, marketing the product and recruiting additional personnel. The Company has funded its operations through private sales of equity and debt securities.

     From its inception to December 31, 1998, the Company's shareholders have contributed approximately $46.8 million of equity to the Company through a series of private offerings of Common Stock, the conversion of approximately $2.0 million in stockholder debt to Common Stock and a private offering of Preferred Stock.

     The private offering of Preferred Stock began in July 1998 when the Board of Directors authorized the sale of up to $40 million of Preferred Stock, first to the Company's shareholders and then to other investors. The Preferred Stock originally offered was convertible into Common Stock at a conversion rate of $10.00 per share of Common Stock. As of December 31, 1998, the Company had issued and sold 177,878 shares of Preferred Stock for gross proceeds of approximately $17.8 million. In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Preferred Stock and the Board increased the aggregate offering of Preferred Stock to $70 million. Such changes consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of Common Stock into which each share of Preferred Stock is convertible, (ii) an increase in the number of votes per share of Preferred Stock from 10 to the number of shares of Common Stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Preferred Stock issued prior to the effective date of the changes and all additional shares of Preferred Stock to be issued in the private offering. During the first quarter of 1999, the Company issued and sold an additional 95,650 shares of Preferred Stock representing additional gross proceeds of approximately $9.6 million. Included within such shares were 75,000 shares sold to LJR Limited Partnership for an aggregate purchase price of $7.5 million. In connection with such investment, the Company has undertaken to raise an additional $12 million in proceeds from the sale of Preferred Stock prior to June 30, 1999. The Company presently has commitments from investors to purchase in excess of $12 million of Preferred Stock and expects to sell additional shares of Preferred Stock in the private offering.

     In 1996, the Company consummated a private offering of debt securities (the "Private Placement") for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of Common Stock of the Company at $.01 per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Notes) had not been completed and; as a result, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of Common Stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. For a further description of the Notes and Warrants, See Notes 6 and 8 to the Notes to Consolidated Financial Statements included elsewhere herein. In January 1997, the Company consummated an exchange offer (the "Exchange Offer"), whereby the holders of the Notes issued in the Private Placement exchanged such Notes for new Notes (the "Exchange Notes") that were registered under the Securities Act of 1933, as amended. The Exchange Notes do not bear legends restricting the transfer thereof.


     In May 1998, the Company incurred, in connection with the acquisition of certain intellectual property, a note payable in the amount of approximately $6.0 million. This note, which bears interest at 5.5% per year, is payable on June 1, 1999. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of Common Stock, as defined, the note would then be convertible into a number of shares of the Company's Common Stock, equal to the then-outstanding principal balance and accrued interest divided by $60.00, with an additional provision which would require the Company to pay, in cash or Common Stock, the difference between the value of such Common Stock and $6.0 million. This note is reflected as a current liability in the Company's consolidated balance sheet as of December 31, 1998.


     At December 31, 1998, the Company had working capital of $7.0 million, compared to working capital of $38.5 million at December 31, 1997. Total cash and cash equivalents at December 31, 1998 and December 31, 1997 was $14.2 million and $45.2 million, respectively. The Company's current level of indebtedness, amounting to approximately $117.4 million, represents long-term debt resulting from the Private Placement and the purchase of intellectual property. Approximately $6.0 million of such indebtedness is due to be repaid on June 1, 1999.

     In the year ended December 31, 1998, cash used in investing activities was $10.2 million, primarily reflecting disbursements for net capital expenditures of $8.1 million. During the year ended December 31, 1998, the Company installed approximately 888 terminals in approximately 700 stores. The Company estimates its 1999 capital expenditures will be approximately $20.0 million, to be used primarily for ILN equipment purchases.

     In the year end December 31, 1997, the three-month period ended December 31, 1996 and the fiscal year ended September 28, 1996, cash used in investing activities was $20.9 million, $2.6 million and $8.7 million, respectively. Expenditures for ILN equipment was the primary use of funds in each of these years.

     Cash provided by financing activities during 1998 was $17.6 million resulting primarily from the Preferred Stock issuance. Financing activities during the year ended December 31, 1997 and the three month period ended December 31, 1996 did not provide any cash to the Company. In the fiscal year ended September 28, 1996, cash provided by financing activities was $108.8 million, reflecting net proceeds received of $90.8 million from the Private Placement and $18.3 million received from the issuance of Common Stock.

     The Company will require additional proceeds from the sale of Preferred Stock and financing from other sources to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its ILN. The Company presently has commitments from investors to purchase in excess of $12 million of Preferred Stock, although no assurances can be given that such purchases will occur. The Company also intends to raise additional equity capital from the Preferred Stock offering. In addition, the Company has received several multi-year equipment leasing proposals from leasing companies for future purchases of ILN equipment. There is no assurance that such additional financing can be obtained. In such event, the Company believes that existing cash and cash equivalents, together with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 2000. Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in shortfalls in revenue. For example, shortfalls could occur if the Company experiences delays in installations of the ILN such that any growth in the network is delayed.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock.

If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture related to the Exchange Notes permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand either the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

YEAR 2000 COMPLIANCE

     Since 1996, the Company has been surveying, assessing, and remediating all known date-sensitive equipment, software, systems, and business-critical service vendors for year 2000 compliance. The project included both information technology ("IT") and non-information technology. As an information service provider, the Company considers its terminal network as integral to its IT infrastructure and the compliance project treated all aspects of the network as such. Non-IT technology was considered limited to building security and services for the central and satellite offices and was addressed as a set of business-critical service vendors. The survey and assessment phase is substantially complete for all areas except for external vendors. The details of each are discussed in the following paragraphs.

     In July 1998, the Company completed its source code review of all in-house software and has corrected all problems found. The changes are incorporated into the software release currently in production. In parallel to the source code review and remediation, the Company began a thorough test of all production systems in July 1998. The tests included all components of the system, including in-house software, third-party software, and client software. Operational requirements caused a six-week delay in testing, now on track to complete the second quarter of 1999. With testing 90% complete, it has so far found relatively few problems that were not already identified by the source code review and remediation. On-going compliance testing will be added to the standard regression tests to ensure that system changes do not introduce compliance issues.

     The Company has completed its assessment of all central office and in-store computer equipment and identified the systems that will require upgrades to become year 2000 compliant. The largest problem area identified were approximately 600 of approximately 4500 in-store computer systems that were not compliant due to problems with the on-board firmware. All non-compliant systems originated from a single computer vendor. The vendor has identified two software patches that will effectively circumvent the firmware problems, one patch for the terminal systems and one for the server systems. The company has tested and is ready to deploy the patch required for the terminal systems. The vendor has indicated that they will make the patch needed for the store server systems available in the first quarter of 1999. As soon as the company has completed testing the server patch, all affected stores will receive the patches within two weeks.

     The project identified 107 mission critical service vendors and has contacted all to determine year 2000 compliance status. So far 28 have responded. All vendors who responded indicated that they were not yet fully year 2000 compliant but were executing a plan to become so.

     A total estimate for the conversion is $200,000, which is being expensed as incurred. To date approximately $155,000 has been spent. Approximately $95,000 of the cost is related to reprogramming or replacing software; approximately $45,000 is related to replacement or upgrade of hardware; and $60,000 is related to project management and administrative expenses. All of those costs are being funded through proceeds from the issuance of Preferred Stock. These costs are an immaterial part of the Company's Technology Division. The company has not deferred any information technology projects due to addressing the Year 2000 issue.

     From the progress the compliance project has made to date, the Company does not consider there to be significant risk from areas over which the Company has direct control, such as hardware and software that makes up the Inter*Act Loyalty Network'sm'. Although the Company anticipates minimal business disruption as a result of Year 2000 issues, breakdowns in the service infrastructure that supports the network could have an impact on operations. Possible consequences include, but are not limited to, loss of communication links with certain stores, loss of electric power to the central office or to isolated store systems, inability to process transactions because of failure in our retail clients' point of sales systems, and an inability to execute purchases for new equipment, or engage in similar business activities.

     To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on its actual testing experience with its vendor base and its assessment of outside risk. The Company expect contingency plans to be in place by July 31, 1999.

RISK FACTORS

     The information contained in this report should be read in conjunction with the following factors.

LIMITED OPERATING HISTORY; SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; FUTURE
LOSSES

     The Company was incorporated in February 1993 and has concentrated its efforts on the development, testing and deployment of the ILN, on capital formation and on the recruitment of management and other key employees. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. To date, the Company has generated minimal operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated stockholders' deficit of $92.6 million as of December 31, 1998 and has incurred net losses of $62.4 million and $49.8 million for the years ended December 31, 1998 and 1997, respectively. The Company expects to incur substantial additional costs to install and operate additional ILN terminals and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expended $4.5 million and $6.3 million for the years ended
December 31, 1998 and December 31, 1997, respectively, to sponsor promotions. The Company will incur net losses in fiscal 1999 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

ABILITY TO OBTAIN BRAND CONTRACTS; LENGTHY SALES CYCLE

     All or substantially all the Company's revenue is expected to be derived for the foreseeable future from fees paid by Manufacturers that promote products on the ILN. However, many Manufacturers currently participating in the ILN are doing so at relatively low promotional dollar commitments to test the ILN's effectiveness. Accordingly, the Company's future success will depend substantially on its ability to establish, maintain and expand relationships with Manufacturers to promote their products using the ILN. Moreover, it is critical that the Company obtain additional commitments from Manufacturers of major brands in the most popular consumer product categories, as it has recently done with Procter & Gamble and General Mills, and to develop long-term relationships with these Manufacturers in order to ensure that an appropriate mix of products is displayed on the ILN.

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

     In order to enhance its prospects of enrolling Manufacturers in the ILN, the Company has elected in the past, and expects to elect in the future, to sponsor from time to time, at its own cost, selected product promotions in certain stores to continue to demonstrate the effectiveness of the ILN. Since these promotional expenditures are classified as selling, general and administrative expenses and are incurred to attract Manufacturers and enhance future revenue, the Company's current losses will be increased in the period of the expenditures and, if the expected future revenue does not materialize, liquidity difficulties currently experienced by the Company could become more significant. See " -Limited Operating History; Significant Losses; Accumulated Deficit; Future Losses".

UNCERTAINTY OF MARKET ACCEPTANCE

     Because the utility and the ultimate attractiveness of the ILN to Manufacturers is substantially dependent on the number of shoppers using the system, the number of stores in which the Company has installed its ILN significantly affects its revenue generation potential. The Company's profitability and the success of its growth plans will be significantly affected by its ability to contract with additional Retailers for the installation of the ILN and to install the system in such stores in a rapid and orderly manner. While the Company has contractual commitments from 19 supermarket chains and one pharmacy chain in the U.S. and Europe as of March 15, 1999, there can be no assurance that Retailers who currently, or in the future, have ILN terminals installed will retain the ILN in their stores or that the Company will be able to continue to increase the number of stores in which the ILN is installed.

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

     Inasmuch as demand by Manufacturers, Retailers and consumers is substantially interrelated, any significant continuous lack or lessening of demand by any one of these constituencies could have an adverse effect on overall market acceptance. See Part I, Item 1. "Business -- Business Strategy".

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

RISKS RELATING TO SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS

     The Company is highly leveraged with indebtedness that is substantial in relation to its stockholders' equity. As of December 1998, the Company had an aggregate of $117.4 million of indebtedness and stockholders' deficit of $92.6 million. See Part II, Item 6. "Selected Consolidated Financial Data."

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

     Pursuant to an Indenture dated as of August 1, 1996 (the "Indenture"), the Company issued $142 million principal amount at maturity of 14% Senior Discount Notes Due 2003 (the "Notes"). The first payment of interest in the amount of approximately $9.8 million is due February 2000. In 1998, the Company incurred a note payable in the amount of approximately $5.7 million in connection with the acquisition of certain intellectual property. The note principal, together with accrued interest payable at 5.5% per year, is payable on June 1, 1999.

     The Company's ability to make scheduled payments or to refinance its obligations with respect to the Notes and its other indebtedness will ultimately depend on its financial and operating performance, which in turn is subject to prevailing economic and competitive conditions and to certain financial, business and other factors that may be beyond its control, including operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments and delays in implementing its strategy. The Company's ability to meet its debt service and other obligations will depend on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the ILN. There can be no assurance that the Company will be able to implement fully its strategy or that the anticipated results of its strategy will be realized. See Part I, Item 1. "Business -- Business Strategy."

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

NEED FOR ADDITIONAL FINANCING

     The Company will need to procure additional financing, the amount and timing of which will depend on a number of factors including the pace of expansion of the Company's markets and customer base, services offered, and development efforts and the cash flow generated by its operations. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, along with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 2000. See " -- Liquidity and Capital Resources." The Indenture limits the ability of the Company to incur additional indebtedness in certain circumstances. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. There can be no assurance that additional financing will be available when needed on terms favorable to the Company. Any future debt financing or issuance of preferred stock by the Company would be senior to the rights of the holders of Common Stock, and any future issuance of Common Stock would result in the dilution of the then existing stockholders' proportionate equity interests in the Company. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand either the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON THIRD PARTIES

     The Company's success is dependent upon its ability to obtain and maintain favorable contracts with Retailers and Manufacturers. The Company has derived and will continue to derive substantially all its revenue from the participation of Manufacturers on the ILN and from the operation of the ILN in supermarkets. Any decrease in Manufacturers' promotional expenditures in general or the decision of Manufacturers to promote their products through marketing strategies that do not include the ILN could result in a smaller overall market for the Company's services. The Company is also dependent on its suppliers of ILN terminals and servers. In addition, the Company is dependent upon the condition and performance of its Retailer partners. Consequently, factors affecting the advertising and promotional strategy of Manufacturers or the condition of its Retail partners or suppliers, such as labor disputes or supply problems, could have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITION

     The consumer product advertising and promotional business is intensely competitive. Many media outlets compete for the advertising and promotional dollars Manufacturers spend to promote their products. The Company's services compete against these media outlets, such as television, radio, newspapers and, most directly, coupons. A number of new, electronic marketing products and services also have been introduced, including electronic shelf markers, computer-screen equipped shopping carts, battery-powered coupon dispensers, electronic marketing networks, Internet coupons and frequent shopper programs. A number of potential competitors have failed because of a lack of acceptance, lack of capital, technical problems or a combination of these factors. While the Company believes it provides a cost-effective targeted marketing service, there are many factors a Manufacturer will take into account in allocating advertising or promotional expenditures, and there can be no assurance that the Company's services will compete effectively against alternative marketing outlets. Most of the Company's competitors in the consumer product promotional and advertising business are larger, possess significantly greater financial resources and have longer operating histories than the Company. See Part I,
Item 1. "Business --Customers and Competition."

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     The Company's success and ability to compete are dependent upon its proprietary systems and technology. The Company holds licenses to United States patents which cover various aspects of its systems and methods of distributing promotions, and the Company also has an additional patent application pending. Inter*Act Loyalty Network'sm' is a service mark of the Company and an application for federal registration of the mark is pending. However, it is possible that patent rights held by the Company may be held invalid or that disputes with third parties over the scope of licensed patents and other proprietary rights may occur, including the Company's trademarks. Certain aspects of the Company's services may not be adequately protected from infringement or copying and there can be no assurance that the Company's licensed patents or its trademarks would be upheld if challenged or that competitors might not develop similar or superior processes or services outside the protection of any patents licensed to the Company. In addition, litigation may be necessary to enforce or protect the Company's intellectual property rights or to defend against claims of infringement or invalidity. The Company is presently in litigation with Catalina Marketing Corporation and its affiliates with each side claiming infringement of its respective patents.
See Part I, Item 3. "Legal Proceedings". Misappropriation of the Company's intellectual property or any potential litigation on the Company's rights to its intellectual property could have a material adverse effect on the Company's business, results of operations and financial condition. See Part I, Item 1. "Business -- Intellectual Property Matters".

NEW MANAGEMENT; DEPENDENCE ON KEY EMPLOYEES

     The Company's business operating results and financial condition depend in significant part upon the continued contributions of its management and other key technical personnel and sales people. Most of the Company's management and sales force has been hired by the Company in the last eighteen months. The Company's Senior Vice President, Chief Operating Officer and Chief Financial Officer has served in such capacity since April 1997. From September 1996 through April 1997, he served as Chief Financial Officer. The Company's Senior Vice President and Chief Technical Officer has served since October 1998 and its Vice President of Brand Sales since February 1999. The Company's Chief Executive Officer, Mr. Stephen Leeolou, was elected to such position on June 12, 1996.

     An inability of new management and other recently hired employees of the Company to adjust quickly to, and to perform as expected in, their respective roles within the Company or an inability of the Company to attract and retain employees with such skills could have a material adverse effect on the Company's business, results of operations and financial condition. See Part III, Item 10. "Directors and Executive Officers of the Company".

     The Company is also highly dependent on certain key technical employees and on its ability to recruit, retain and motivate high quality technical personnel. All employment agreements entered into by the Company are terminable at will by either party. See Part III, Item 10. "Directors and Executive Officers of the Company". The Company's future success will depend on its ability to retain key managers and employ additional qualified senior managers. Competition for such personnel is intense and the inability to attract and retain additional qualified employees or the loss of current key employees and managers could materially and adversely affect the Company's business, results of operations and financial condition.

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

RELATIONSHIP WITH DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS; POTENTIAL CONFLICTS OF INTEREST; CONTROL BY SIGNIFICANT SHAREHOLDER

     The directors, officers and principal shareholders of the Company have potential conflicts of interest in certain transactions with the Company and between the Company and certain parties controlled by or otherwise related to directors, officers or principal shareholders. These transactions include asset purchases, private purchases of stock, loans to the Company, licensing of proprietary rights, option grants, consulting agreements and other transactions. See Part III, Item 13. "Certain Relationships and Related Transactions". In addition, directors and officers of Vanguard who are also directors or officers of the Company, including Stephen R. Leeolou, the Company's Chairman and Chief Executive Officer, have certain fiduciary obligations to each organization. Vanguard and directors and officers of Vanguard who are also directors and officers of the Company are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. With respect to future transactions, the Company currently has not adopted or formulated any procedures to resolve conflicts of interest other than customary board practices such as relying on the judgment of disinterested directors, when appropriate.

     As of March 31, 1999, Vanguard and certain of its officers and directors who are also officers and directors of the Company owned beneficially approximately 39% of the outstanding voting stock. As a result of the relationship between Vanguard and the Company and this share ownership, Vanguard has significant control over the Company and the conduct of its business. These factors may have the effect of delaying, deferring or preventing a change in control of the Company. In the second quarter of 1999, however, Vanguard is expected to complete its merger with AT&T Corp. ("AT&T"). Although the voting agreement that grants Vanguard six positions on the Company's Board of Directors will terminate on such event, AT&T will succeed to Vanguard's ownership of the Company's equity and debt securities. AT&T will then be the Company's largest shareholder with approximately 26% of the Company's voting stock based on shares outstanding as of March 31, 1999. Although the Company believes that having one of the world's largest telecommunications company as a shareholder will be positive to the Company, there can be no certainty as to the effects on the Company that this ownership interest will have. See Part III, Item 10. "Directors and Executive Officers of the Company" and Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information that are required to be included pursuant to this Item 8. are listed in and follow the Index to Financial Statements following Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information about each of the Company's executive officers and directors.

         NAME                   AGE                          POSITION
         ----                   ---                          --------
Stephen R. Leeolou               43       Chairman of the Board of Directors, Chief Executive
                                          Officer and Treasurer

Richard A. Vinchesi, Jr.         32       Senior Vice President, Chief Operating Officer and
                                          Chief Financial Officer

Paul A. Nash                     42       Senior Vice President, Director

Donald J. Anderson               52       Senior Vice President and Chief Technical Officer

Michael T. Leeolou               41       Vice President, Retail Services

Mary Braunsdorf                  41       General Counsel and Secretary

Robert M. DeMichele              54       Director

William P. Emerson, Jr.          46       Director

Haynes G. Griffin                52       Director

Richard P. Ludington             52       Director

L. Richardson Preyer, Jr.        51       Director

Brian A. Rich                    38       Director

Stuart S. Richardson             52       Director

Robert A. Silverberg             63       Director

     Stephen R. Leeolou has been a director of the Company since its inception in 1993 and Chairman of the Board of Directors and Treasurer of the Company since August 1995. In June 1996, Mr. Leeolou became Chief Executive Officer of the Company. Mr. Leeolou is a co-founder, President and the Chief Executive Officer of Vanguard and has served as an executive officer and director of Vanguard since its inception in 1984. See Part III, Item 13. - "Certain Relationships and Related Transactions". Stephen R. Leeolou is the brother of Michael T. Leeolou.

     Richard A. Vinchesi, Jr. has been Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company since April 1997. He served as Vice President and Chief Financial Officer of the Company from September 1996 to April 1997. Prior thereto, he served in various capacities in the Corporate Finance department of Salomon Brothers Inc., most recently as a Vice President in the Media Group.

     Paul A. Nash has been a Senior Vice President and director of the Company since its inception in 1993. In January 1999, Mr. Nash resigned from the Board of Directors. From 1994 to January 1996, Mr. Nash was the Company's Chief Operating Officer. Mr. Nash is presently serving as Senior Vice President of Research and Development. Mr. Nash was Chairman and Chief Executive Officer for Advanced Technical Services, Inc., a nationwide ATM manufacturing, maintenance and support company from 1983 through 1992.

     Donald J. Anderson has been Senior Vice President and Chief Technical Officer of the Company since October 1998. Prior to joining the Company, he served as Vice President - Information Services of Vanguard since 1995. In this capacity, Mr. Anderson was responsible for all computer network and software development operations. Prior to his position with Vanguard, Mr. Anderson was Vice President - Development and Operations for Capital Data Systems from 1992 through 1995 and was responsible for development of paging and natural gas billing systems.

     Michael T. Leeolou has been Vice President, Retail Services of the Company, since September 1996. From September 1995 through August 1996, Mr. Leeolou was a Regional Sales Manager for Geotek Communications, Inc. From January 1990 through August 1995 he was a Senior Account Executive with AT&T. Michael T. Leeolou is the brother of Stephen R. Leeolou.

     Mary Braunsdorf has been General Counsel of the Company since March 1998 and became Secretary in November 1998. Prior to joining the Company, Ms. Braunsdorf served as corporate counsel for Timex Corporation since 1989 and also served as Assistant Secretary for Timex and certain of its subsidiaries.

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

     William P. Emerson, Jr. has been a director of the Company since its inception in 1993. During 1995, Mr. Emerson served as Chairman of the Company's Board of Directors. Mr. Emerson has served as the President and Chief Executive Officer of Wilmington Shipping Company since 1991. Wilmington Shipping Company services the international trade community through various divisions that provide steamship line agents, customs brokers and freight forwarders, and a warehouse and container maintenance and repair station.

     Haynes G. Griffin has been a director of the Company since its inception in 1993 and served as Chairman of the Board of Directors of the Company from 1993 through 1995. Mr. Griffin is a co-founder and Chairman of the Board of Vanguard and has served as an executive officer and director of Vanguard since its inception in 1984. Mr. Griffin is a member of the Board of Directors of Lexington Global Asset Managers, Inc.

     Richard P. Ludington has been a director of the Company since its inception in 1993. Mr. Ludington is presently in the private practice of law. From 1996 to 1997, Mr. Ludington was Vice President-Real Estate of The ForestLand Group, L.L.C., a timberland investment company. Prior thereto, Mr. Ludington served as Southeast Regional Director for The Conservation Fund, a nonprofit organization that creates partnerships with private and public sector corporations and organizations to help protect America's outdoor environment.

     L. Richardson Preyer, Jr. has been a director of the Company since its inception in 1993. Mr. Preyer is a co-founder of Vanguard and has served as its Vice Chairman of the Board, Executive Vice President and Treasurer since its inception in 1983. Mr. Preyer is a cousin of Stuart S. Richardson.

     Brian A. Rich has been a director of the Company since 1996. Mr. Rich is currently a business consultant. From July 1995 through December 1998, Mr. Rich served as Managing Director and Group Head of Toronto Dominion Capital, the U.S. merchant bank affiliate of Toronto Dominion Bank. Prior thereto, Mr. Rich was a managing director of the Communications Finance Group of Toronto Dominion Bank in New York.

     Stuart S. Richardson has been a director of the Company since 1995 and has served as Chairman of Lexington Global Asset Managers, Inc., a diversified financial services holding company, since 1995. Prior thereto, Mr. Richardson was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also serves as Vice Chairman of the Board of Vanguard and as a director of Chartwell Reinsurance Co. Mr. Richardson is a cousin of L. Richardson Preyer, Jr.

     Robert A. Silverberg has been a director of the Company since 1996. Mr. Silverberg served as Executive Vice President and Director of Vectra Bank from 1995-1998. Prior thereto, Mr. Silverberg was Chairman of the Board and President of First Denver Corporation and Chairman of the Board of its subsidiary, First National Bank of Denver. Mr. Silverberg was also the President and Chairman of the Board of 181 Realty Company, a commercial real estate holding company and from 1996 to 1998 served as a managing partner of Silverberg Investment Co., LLP. Mr. Silverberg has been a director of Vanguard since 1984.

     In addition to the officers of the Company mentioned above, Blair Jenkins has been President and Chief Executive Officer of Inter*Act International Holdings, Inc., the Company's subsidiary presently developing the Company's United Kingdom business, since April 1997. From 1993 until joining the Company in April 1997, he was a Chief Executive with Catalina Marketing U.K. Prior thereto, he served as Senior Vice President Restaurant Operations with Pepsico-Pizza Hut U.K. and Chief Executive of Allied Bakeries operating division of Associated British Foods.

     The Company's bylaws provide that the number of directors shall be not less than seven nor more than 12, such number within the foregoing range to be fixed from time to time by the Board of Directors or shareholders. The number is presently fixed at 12, and there are presently three vacancies on the Board. The holders of a majority of the Company's Common Stock have entered into a voting agreement whereby Vanguard is entitled to designate six of the 12 directors until such time as the Company has completed an initial public offering of its Common Stock. This agreement is expected to terminate by its terms in the second quarter of 1999 upon consummation of the merger between Vanguard and AT&T Corp. Effective March 30, 1999, the holders of a majority of the Company's voting stock entered into an separate agreement whereby LJR Limited Partnership is entitled to designate one director. See Part III, Item 13. "Certain Relationships and Related Transactions."

COMMITTEES

     The Compensation and Stock Option Committee of the Board of Directors consists of Messrs. Griffin (Chairman), Richardson, Preyer and Emerson. This Committee recommends employee salaries and incentive compensation to the Board of Directors and administers the Company's stock option plans.

     The Audit Committee of the Board of Directors consists of Messrs. Silverberg (Chairman), Emerson and Ludington. The Audit Committee makes recommendations to the Board of Directors concerning its review of the Company's internal controls and accounting system and its review of the annual audit, and regarding the selection of independent auditors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation paid by the Company to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four most highly compensated individuals serving as executive officers of the Company at the end of 1998 who received compensation in excess of $100,000 (collectively, the "Named Officers"), for services rendered in all capacities to the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION
                                                         ---------------------------------
                                                                                             SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                                YEAR  SALARY ($)   BONUS ($)           OPTIONS (#)
---------------------------                                ----  ----------   ---------           -----------
Stephen R. Leeolou,                                        1998    51,923          --                 --
     Chairman of the Board, Chief Executive Officer        1997    50,000          --                 --
     and Treasurer                                         1996    11,538          --              192,600

Richard A. Vinchesi, Jr.                                   1998   160,962       20,000             100,000
     Senior Vice President, Chief Operating Officer        1997   142,538        --                 52,000
     and Chief Financial Officer                           1996    33,157       15,000              48,000

Michael T. Leeolou                                         1998   138,327       35,000              80,000
     Vice President, Retail Services                       1997     --             --               30,000
                                                           1996     --             --               10,000

Paul A. Nash                                               1998   143,931          --                 --
     Senior Vice President                                 1996   138,600          --                 --
                                                           1997   132,996        4,000              14,000

Thomas A. Manna                                            1998   150,577       77,500                --
     Vice President National Sales                         1997   105,962      155,000*             70,000
                                                           1996     --             --                 --

------------

* Of such amount, $100,000 represents a signing bonus payable to Mr. Manna upon execution of an employment agreement.

Option Grants, Exercises and Holdings and Fiscal Year-end Option Values. The following table summarizes all option grants during the year ended December 31, 1998 to the Named Officers.

                                   NUMBER OF      PERCENT OF
                                   SHARES         TOTAL OPTIONS   EXERCISE
                                   UNDERLYING     GRANTED TO      OR BASE
                                   OPTIONS        EMPLOYEES IN    PRICE PER   EXPIRATION
                                   GRANTED(#)     1998 (%)        SHARE       DATE
              NAME                 ----------     ------------    ---------   ----------
              ----
Stephen R. Leeolou                      --             --             --           --

Richard A. Vinchesi, Jr.             100,000           26%          $10.00      04/19/08

Michael T.  Leeolou                   80,000           21%          $10.00      04/19/08

Paul A. Nash                            --             --             --           --

Thomas A. Manna                         --             --             --           --

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation, mandated by rules promulgated by the Securities and Exchange Commission, of 5% and 10% compounded annually from the date the respective options were granted to their expiration date, and are not intended to forecast possible future appreciation, if any, in the price of the Company's Common Stock. The gains shown are net of the option exercise price, but do not include deductions for federal or state income taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the exercise of the stock options will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.

     No Named Officers exercised any stock options during 1998. The following table sets forth information concerning all option holdings for the year ended December 31, 1998, with respect to the Named Officers.

       AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END 1998 OPTION VALUES

                                                                  NUMBER OF SECURITIES UNDERLYING        VALUE OF IN-THE-MONEY
                                    SHARES                         UNEXERCISED OPTIONS AT FISCAL          OPTIONS AT FISCAL
                                  ACQUIRED ON        VALUE                  YEAR-END (#)                    YEAR-END($)(1)
                                 EXERCISE (#)     REALIZED ($)        EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
NAME                             ------------     ------------        -------------------------       -------------------------
----
Stephen R. Leeolou                     0               -                  152,000 /  50,000           $688,700 / $225,000

Richard A. Vinchesi, Jr.               0               -                   41,820 / 158,180           $ 48,000 / $ 72,000

Michael T. Leeolou                     0               -                   10,000 / 110,000           $ 18,000 / $ 27,000

Paul A. Nash                           0               -                   20,200 /   8,800           $ 97,000 / $ 41,000

Thomas A. Manna                        0                                   14,000 /  56,000           $      0 / $      0

-----------

(1) There is no trading market for the Common Stock. Management estimated the fair market value of the Common Stock to be $10.00 per share at December 31, 1998.

     Stock Compensation Plans. The Company has a 1994 Stock Compensation Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. No stock bonuses have been granted under the plan. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 330,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1998, 22,900 shares remain available for future grants under the 1994 Stock Compensation Plan.

     The Company also has a 1996 Nonqualified Stock Option Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 600,000 shares of Common Stock, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1998, 12,200 shares remain available for future grants under the 1996 Nonqualified Stock Option Plan.

     The Company also has established the 1997 Long-Term Incentive Plan that provides for the issuance of shares of Common Stock to officers, executive and supervisory employees, directors or consultants pursuant to incentive and nonqualified stock options, restricted and unrestricted stock awards and stock appreciation rights. All options under the plan must be granted at an exercise price not less than the fair market value of the Common Stock at the time of the grant. No stock awards or stock appreciation rights have been granted under the plan. The aggregate number of shares that may be issued pursuant to this plan may not exceed 670,000 shares, subject to certain adjustments affecting the Company's capitalization. As of December 31, 1998, 89,650 shares remain available for future grants under this plan.

     The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the Plan, to determine to whom and when options and bonuses may be granted and the other terms and conditions of the grant.

DIRECTOR COMPENSATION

     The directors of the Company were not compensated for their service as directors during 1998.

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

     In connection with Mr. Manna's offer of employment in March 1997, the Company and Mr. Manna entered into a letter agreement in which the Company agreed to pay Mr. Manna a base salary of $145,000, a guaranteed $55,000 incentive pay amount in the first year of employment and a $100,000 incentive pay amount in the second year of employment, contingent on reaching mutually agreeable quarterly sales objectives. In addition, Mr. Manna was paid a one-time signing bonus in the amount of $100,000 and was granted options to purchase an aggregate of 70,000 shares of Common Stock at an exercise price of $10.00 per share vesting over five years. Under the terms of his letter agreement, the Company agreed to vest 50% of all unvested outstanding options that were granted to Mr. Manna or 40,000 shares, whichever is greater, and to pay one year of severance pay in the event Mr. Manna's employment was terminated by the Company other than for cause within five years. In January 1999, Mr. Manna's employment terminated. Pursuant to the terms of a severance and release agreement between Mr. Manna and the Company, the Company agreed to continue Mr. Manna's annual salary for a period of 12 months. The Company also agreed to pay $40,000 to Mr. Manna as an incentive pay opportunity in equal monthly installments of $5,000.

     In January 1999, the Company and Mr. Nash entered into an employment agreement changing the terms of Mr. Nash's employment from at will status to a contract employee terminable at the option of either party upon 30 days notice. In connection with such agreement, Mr. Nash began a new position as Senior Vice President--Patents and New Technology. Under this agreement, Mr. Nash receives a base salary of $138,600 and the opportunity for bonuses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Haynes G. Griffin, L. Richardson Preyer, Jr. and Stuart S. Richardson, members of the Company's Compensation and Stock Option Committee, are each directors of Vanguard and Messrs. Griffin and Preyer are also executive officers of Vanguard. Stephen R. Leeolou, Chief Executive Officer of the Company, also is a director and executive officer of Vanguard. Each of the foregoing persons and Vanguard, as well as William P. Emerson, Jr., who is also a member of the Compensation and Stock Option Committee, have provided capital to the Company and engaged in related transactions. In addition, Vanguard has provided and continues to provide certain services to the Company pursuant to management services agreements. See Part III, Item 13. "Certain Relationships and Related Transactions".

INDEMNIFICATION MATTERS

     The North Carolina Business Corporation Act (the "Business Corporation Act") provides for mandatory indemnification against reasonable expenses for a director or officer who is wholly successful in the defense of any proceeding to which he is a party because he is or was a director or officer of a corporation. Additionally, as permitted by the Business Corporation Act, the Company's Bylaws provide for indemnification of the Company's directors and Indemnified Officers (executive officers who are also directors and any other officer, employee or agent of the Company who is designated by the Board as an Indemnified Officer) against any and all liability and expenses in any proceeding, including reasonable attorneys' fees, arising out of their status or activities as directors and officers, except for liability or litigation expense incurred on account of activities that at the time taken were not in good faith or were known or reasonably should have been known by such director or officer or employee to be clearly in conflict with the best interests to the Company or that such director or officer had reason to believe were unlawful.

     At present, there is no pending litigation or proceeding involving any director or officer, employee or agent of the Company where indemnification will be required. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table sets forth the beneficial ownership of the Company's two classes of voting stock, the Common Stock and the 10% Series A Mandatorily Convertible Preferred Stock (the "Preferred Stock") by each person known by the Company to be the owner of 5% or more of the shares of each class, by each person who is a director or Named Officer of the Company and by all directors and executive officers of the Company as a group.

                                                                            SHARES BENEFICIALLY OWNED (1)
                                                                            -----------------------------
SHAREHOLDER                                              COMMON STOCK        PERCENT      PREFERRED STOCK           PERCENT
-----------                                              ------------        -------      ---------------           -------
Vanguard Cellular Operating Corp. (2)                       2,944,381          33.47               80,000             29.25

Piedmont Acorn Investors Limited Partnership (3)(4)           786,286          10.17               30,522             11.16

Clearing Systems, Inc. (5)                                    816,902          10.57                    0                 -

Toronto Dominion Investments, Inc.                            363,636           4.71               14,116              5.16

LJR Limited Partnership                                             0              -               75,000             27.42

Stephen R. Leeolou (6)                                        494,162           6.27                7,500              2.74

Michael T. Leeolou (7)                                         42,905              *                    0                 -

Paul A. Nash (8)                                              837,102          10.80                    0                 -

Richard P. Ludington (9)                                      113,567           1.47                1,000                 *

William P. Emerson, Jr. (10)                                  300,337           3.86                    0                 -

Haynes G. Griffin (11)                                        374,762           4.83                1,250                 *

L. Richardson Preyer, Jr. (4)(12)                             381,762           4.91                5,000              1.83

Richard A. Vinchesi, Jr. (13)                                  57,780              *                    0                 -

Stuart S. Richardson (4)(14)                                  124,408           1.61                9,478              3.47

Robert A. Silverberg (15)                                      26,000              *                1,000                 *

Robert M. DeMichele (4)(16)                                    73,500              *                    0                 -

Thomas A. Manna (17)                                           42,000              *                    0                 -

Brian A. Rich (18)                                              6,000              *                    0                 -

All Directors and Officers as a group (15 persons) (19)     2,815,472          34.31               25,228              9.22

* Owns less than 1% of the total outstanding shares of class.

     (1) Applicable percentage of ownership is based on outstanding shares of Common Stock and Preferred Stock as of March 31, 1999. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to securities. Shares of Common Stock issuable under options or warrants currently exercisable or exercisable within 60 days of March 31, 1999 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder.

     (2) Includes 900,113 shares of Common Stock that Vanguard has the right to acquire at $23.50 per share under an amended and restated warrant. Also includes 169,722 shares of Common Stock that Vanguard has the right to acquire at $.01 per share under a warrant issued in the Private Placement. See Part III, Item
13. "Certain Relationships and Related Transactions". These shares may also be deemed beneficially owned by Messrs. Stephen Leeolou, Griffin, Preyer and Richardson, each of whom is a director and executive officer of Vanguard.

     (3) These shares are owned of record by Piedmont Acorn Investors Limited Partnership. Lunsford Richardson, Jr. is the general partner of Piedmont Acorn Investors Limited Partnership and may also be deemed to beneficially own such shares.

     (4) The descendants of Lunsford Richardson, Sr., their spouses, trusts, and corporations in which they have interests and charitable organizations established by such descendants (collectively referred to as the "Richardson Family") beneficially own approximately 1,281,548 shares, or 16.47%, of the Common Stock and 45,000 shares, or 17.84%, of the Preferred Stock as of March 31, 1999. Such number of shares of Common Stock includes 786,286 shares owned by Piedmont Acorn Investors Limited Partnership, 50,000 shares held by the Smith Richardson Foundation, Inc., 50,000 shares held by Piedmont Harbor-Piedmont Associates Limited Partnership, 256,254 shares held directly by L. Richardson Preyer, Jr., 85,908 shares held in trusts for Mr. Preyer's children, and 39,600 and 13,500 shares which Mr. Preyer and Mr. Stuart S. Richardson, respectively, have the right to acquire under presently exercisable options granted to them under the Company's stock option plans. Such number of shares of Preferred
Stock includes 30,522 shares owned by Piedmont Acorn Investors Limited Partnership, 9,478 shares held by Piedmont Harbor-Piedmont Associates Limited Partnership and 5,000 shares held directly by L. Richardson Preyer, Jr., The individuals and institutions constituting the Richardson Family have differing interests and may not necessarily vote their shares in the same manner. Furthermore, trustees and directors have fiduciary obligations (either individually or jointly with other fiduciaries) under which they must act on the basis of fiduciary requirements which may dictate positions that differ from their personal interests.

     (5) These shares are owned of record by Clearing Systems, Inc. ("CSI"). Paul A. Nash, an executive officer and former director of the Company, is a principal shareholder of CSI and may also be deemed to beneficially own such shares.

     (6) Includes 152,000 shares of Common Stock that Mr. Stephen Leeolou has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans, includes 10,905 shares of Common Stock held by trusts for the benefit of his children for which Mr. Michael T. Leeolou serves as trustee. Such shares are also reported as beneficially owned by Mr. Michael Leeolou. Does not include shares owned by Vanguard, for which Mr. Leeolou serves as a director and executive officer. Mr. Stephen Leeolou disclaims beneficial ownership of such shares.

     (7) Includes 32,000 shares of Common Stock that Mr. Michael Leeolou has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans. Also includes 10,905 shares of Common Stock held by trusts for the benefit of Mr. Stephen Leeolou's children for which Mr. Michael Leeolou serves as trustee. Such shares are also reported as beneficially owned by Mr. Stephen Leeolou.

     (8) Includes 20,200 shares of Common Stock that Mr. Nash has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans. Also includes 816,902 shares of Common Stock owned of record by CSI that may be deemed beneficially owned by Mr. Nash.

     (9) Includes 18,000 shares of Common Stock that Mr. Ludington has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans and 17,113 shares of Common Stock held by a trust for the benefit of his children.

     (10) Includes 42,200 shares of Common Stock that Mr. Emerson has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Includes 30,000 shares of Common Stock held by a trust for the benefit of his children, 5,000 shares of Common Stock held by an entity controlled by Mr. Emerson, and 2,600 shares of Common Stock held by members of his immediate family.

     (11) Includes 32,600 shares of Common Stock that Mr. Griffin has the right to acquire under presently exercisable options granted to him under the Company's stock option plans, Includes 10,905 shares of Common Stock held in trusts for the benefit of Mr. Griffin's children. Does not include shares owned by Vanguard, for which Mr. Griffin serves as a director and executive officer, and 85,702 shares of Common Stock owned by a partnership of which his brother is general partner. Mr. Griffin disclaims beneficial ownership of such shares.

     (12) Includes 39,600 shares of Common Stock that Mr. Preyer has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Includes 10,908 shares of Common Stock held in trusts for benefit of Mr. Preyer's children. Such shares are also reported as beneficially owned by Mr. Richardson. Does not include shares owned by Vanguard, for which Mr. Preyer serves as a director and executive officer. Mr. Preyer disclaims beneficial ownership of such shares.

     (13) Includes 47,780 shares of Common Stock that Mr. Vinchesi has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

     (14) Includes 10,908 shares of Common Stock held in trust for Mr. Preyer's children for which Mr. Richardson serves as trustee. Such shares are also reported as beneficially owned by Mr. Preyer. Includes 50,000 shares of Common Stock held by the Smith Richardson Foundation, of which Mr. Richardson serves as one of eight trustees and 50,000 shares of Common Stock and 9,478 shares of Preferred Stock held by Piedmont Harbor-Piedmont Associates Limited Partnership, of which Mr. Richardson is a general partner. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Robert M. DeMichele. Mr. Richardson disclaims beneficial ownership of the shares held by such foundation and partnership. Does not include shares owned by Vanguard, for which Mr. Richardson serves as Vice Chairman of the Board. Mr. Richardson disclaims beneficial ownership of such shares. Includes 13,500 shares of Common Stock that Mr. Richardson has the right to acquire under the presently exercisable options granted to him under Company's stock option plans.

     (15) Includes 6,000 shares of Common Stock that Mr. Silverberg has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. The shares of Preferred Stock are owned of record by an entity controlled by Mr. Silverberg.

     (16) Includes 50,000 shares of Common Stock held by the Smith Richardson Foundation, of which Mr. DeMichele serves as one of eight trustees. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Stuart S. Richardson. Mr. DeMichele disclaims beneficial ownership of the shares held by such foundation. Includes 13,500 shares of Common Stock that Mr. DeMichele has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

     (17) Includes 28,000 shares of Common Stock that Mr. Manna has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

     (18) Does not include shares of Common Stock owned by Toronto Dominion Investments, Inc., an affiliate of Mr. Rich's former employer, Toronto Dominion Bank. Includes 6,000 shares of Common Stock that Mr. Rich has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

     (19) Includes 478,380 shares of Common Stock that may be purchased under presently exercisable options granted to directors and officers under the Company's stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was incorporated in 1993 and in April of that year purchased certain technology and other assets, including software and trademarks and service marks under which the ILN was developed, and assumed certain liabilities, of Clearing Systems, Inc. ("CSI") in exchange for 816,902 shares of the Company's authorized Common Stock. CSI is a Delaware corporation founded in 1992 whose principal shareholders are Paul A. Nash, a director of the Company, and Michael R. Jones, a former director of the Company. CSI was the shell corporation under which certain of the Company's technology was first developed and has had no business operation. On June 15, 1993, Mr. Jones assigned to the Company his rights as licensee of certain patent rights, including the patent presently used in the Company's business. See Part I, Item 1. "Business -- Intellectual Property Matters".

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

     In connection with their April 1993 purchases of Common Stock, the initial investors agreed to lend the Company and aggregate of $1.6 million. These loans were made to the Company in 1994 and included loans made by the following investors in the amounts indicated: Mr. Preyer, $196,722; Mr. Griffin, $196,722; Mr. Leeolou, $196,722; Mr. Emerson, $177, 050; and Mr. Ludington, $65,574. Also included were loans made by Alonzo Family Partners, Ltd., a limited partnership owned by the brother of Haynes G. Griffin and certain members of the brother's immediate family, which purchased part of an initial investor's interest and agreed to fulfill a portion his loan commitment. The promissory notes issued for such loans, bearing interest with rates from prime plus 2% to 15%, were exchanged for 8.5% convertible notes in 1995 in the same principal amount and with a conversion price of $5.00 per share.

     In May 1995, Vanguard, purchased 400,000 shares of Common Stock of the Company at a purchase price of $5.00 per share. In connection with such purchase, Vanguard received a warrant to purchase up to an additional 10.27% of the Common Stock of the Company (the "Vanguard Warrant"). The Vanguard Warrant was restructured immediately prior to consummation of the Private Placement to provide Vanguard with the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share.

     In October 1995, the Board of Directors approved a private offering of Common Stock at a purchase price of $5.50 per share, pursuant to which $18.1 million of Common Stock was sold. The Purchasers included Mr. Preyer (45,454 shares), Mr. Griffin (45,454 shares), Mr. Leeolou (45,454 shares) Mr. DeMichele (10,000 shares), Alonzo Family Partners, Ltd. (36,363 shares), Shipyard Associates, a general partnership of which certain of Mr. Emerson's family members and an entity affiliated with Mr. Emerson were general partners, Vanguard (1,454,546 shares), Toronto Dominion Investments, Inc. ("TDI") (363,636 shares), and Piedmont Acorn Investors Limited Partnership (786,286 shares). In connection with this offering, purchasers of $250,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 5% of the shares purchased in the offering and purchasers of $1,000,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 10% of the shares purchased in the offering. Purchasers of Common Stock in this offering who were also purchasers of Common Stock in 1994 and earlier 1995 offerings (excluding Vanguard) were also offered warrants (at a purchase price of $.01 per warrant share) to purchase Common Stock. The exercise price of the warrants in this offering will equal the average sales price of the next $2 million of Common Stock issued and sold by the Company. Purchasers and recipients of warrants in this offering included Mr. Preyer (2,773 shares), Mr. Griffin (2,773 shares), Mr. Leeolou (2,773 shares), Mr. DeMichele (1,000 shares), Vanguard (145,455 shares), Piedmont Acorn Investors Limited Partnership (78,629 shares), TDI (36,364 shares), Shipyard Associates (13,750 shares), Smith Richardson Foundation, Inc. (2,500 shares) and Piedmont Harbor-Piedmont Associates Limited Partnership (2,500 shares). These warrants expire on December 31, 2000.

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

     In June 1996, the Company entered into a management services agreement with Vanguard for a two year term pursuant to which Vanguard agreed to provide services to the Company from time to time to assist the Company in developing accounting, human resources, information management, legal compliance, sales training, research and development, business development and operation procedures, and systems and programs. In 1996 and 1997, the Company issued an aggregate of 20,000 shares of Common Stock to Vanguard as compensation for services under this agreement. In June 1998, the Company and Vanguard entered into a new management services agreement pursuant to which the Company agreed to reimburse Vanguard a pro-rata portion of the salary and benefits paid by Vanguard to its employees providing services to the Company at the Company's request, based on their time devoted to the Company, plus Vanguard's out-of-pocket expenses. For the fiscal years December 31, 1998, December 31, 1997 and September 28, 1996, the Company reimbursed Vanguard $78,000, $218,000 and $71,000, respectively, for services rendered to the Company.

     In connection with their respective investments, Vanguard and TDI each entered into agreements providing certain rights to have their shares of the Company's Common Stock registered under the Securities Act. If the Company proposes to make a registered public offering of any of its securities under the Securities Act, other than certain specified types of offerings, the Company will be obligated to give written notice of the proposed registration to Vanguard and TDI. Upon receipt of such written notice of the proposed registration, Vanguard and TDI will be entitled to request that all or a portion of their Common Stock be included in such registration offering (a "Piggyback Registration") except in certain specified circumstances. The agreements also provide that, at any time after six months from the date the first registration statement filed under the Securities Act by the Company becomes effective, the shareholder is entitled to request registration for sale under the Securities Act of all or a portion of its Common Stock (a "Demand Registration"), provided that the shareholder shall not be entitled to request any Demand Registration within the 12-month period immediately following the date of any previous request for a Demand Registration. These rights to Piggyback and Demand Registrations expire at such time as the recipient's shares subject to such registration rights may be sold pursuant to Rule 144(k) of the Securities Act.

     In August 1996, Vanguard purchased 18,000 of the Units sold in the Private Placement.

     In July 1998, the Board of Directors approved a private offering of Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In October 1998, Vanguard purchased 80,000 shares of Preferred Stock for an aggregate purchase price of $8 million.

     Stephen R. Leeolou, Chief Executive Officer and Chairman of the Company, is a co-founder of Vanguard and currently serves as its President and Chief Executive Officer. Other directors of Vanguard are also directors of Inter Act and, through a voting agreement with a majority of the Company's stockholders, Vanguard is entitled to have six of its designees on the Company's Board of Directors until such time as the Company effects an initial public offering of its Common Stock or upon a change in control of Vanguard, which is expected to occur in the second quarter of 1999 upon consummation of the merger of Vanguard with AT&T Corp. See Part III, Item 10. "Directors and Executive Officers of the Company".

     In addition to Vanguard, Inter*Act has received, and expects to continue receiving, substantial business development support from its other large shareholders, including the Richardson Family, founders and former operators of the consumer products company Richardson-Vicks, Inc., and TDI, a wholly owned indirect subsidiary of Toronto Dominion Bank, which is one of the largest media finance institutions in the world.

     Stock options have been granted under the Company's stock option plans from time to time the Company directors and officers. See Part III, Item 10, "Directors and Executive Officers of the Registrant" and Part III, Item 11, "Executive Compensation".

     In March 1999, the Company and LJR Limited Partnership ("LJR") entered into a stock purchase agreement for the sale of $7.5 million of Preferred Stock. In connection with its investment, LJR was granted the right to have an advisor attend meetings of the Board of Directors and committee meetings and was also granted registration rights similar to those granted to Vanguard and TDI. In addition, the Company and a majority of the holders of its voting stock entered into an agreement pursuant to which LJR is entitled to designate one director on the Company's Board of Directors. LJR's rights to its Board representative and advisor terminates upon consummation of an initial public offering of the Company's Common Stock.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) List of documents filed as part of this report:

     1.   The financial statements listed on page F-1.

     2. All schedules are omitted because they are not applicable, not required or the requested information is included in the Consolidated Financial Statements or notes thereto.

     3. Exhibits to this report are listed below and in the accompanying Index to Exhibits.

Exhibit No.                                 Description
-----------                                 -----------
*3(a)(1)       Articles of Incorporation of the Company, with amendments, through June 12, 1996, filed as Exhibit 3(a)(1) to the Company's
               Registration Statement on Form S-4 (No. 333-12091).

*3(a)(2) Articles of Amendment of the Company, dated May 21, 1997 and effective June 3, 1997, filed as Exhibit 3(a)(2) to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 1997.

3(a)(3)        Articles of Amendment of the Company, dated March 29, 1999.

3(b)           Amended and Restated Bylaws of the Company.

*4(a)(1)       Specimen Certificate of the Company's Common Stock, filed as
               Exhibit 4(a) to the Company's Registration Statement on Form S-4
               (No. 333-12091).

4(a)(2)        Specimen Certificate of the Company's 10% Series A Mandatorily
               Convertible Preferred Stock.

*4(b)          Indenture dated August 1, 1996, between the Company and Fleet
               National Bank, as trustee, relating to $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit
               4(b) to the Company's Registration Statement on Form S-4
               (No. 333-12091).

*10(a)(1)      Shareholders' Agreement dated April 16, 1993, between the Company and its shareholders, filed as Exhibit 10(m) to the Company's
               Registration Statement on Form S-4 (No. 333-12091).

*10(a)(2)      Amendment No. 1 to Shareholders' Agreement dated June 17, 1994, between the Company and its shareholders, filed as Exhibit 10(n)
               to the Company's Registration Statement on Form S-4 (No.
               333-12091).

*10(a)(3)      Registration Rights Agreement dated May 5, 1995, between the
               Company and Vanguard Cellular Systems, Inc., filed as Exhibit
               10(c) to the Company's Registration Statement on Form S-4 (No.
               333-12091).

*10(a)(4)      Amendment No. 1 to Registration Rights Agreement dated October
               1995, between the Company and Vanguard Cellular Systems, Inc., filed as Exhibit 10(d) to the Company's Registration Statement on
               Form S-4 (No. 333-12091).

*10(a)(5)      Subscription Agreement dated October 1995, between the Company and Vanguard Cellular Systems, Inc., filed as Exhibit 10(f) to the Company's Registration Statement on Form S-4 (No. 333-12091).

*10(a)(6)      Registration Rights Agreement dated March 1996 between the
               Company and Toronto Dominion Investments, Inc., filed as Exhibit
               10(e) to the Company's Registration Statement on Form S-4 (No.
               333-12091).

*10(a)(7)      Exchange and Registration Rights Agreement dated July 30, 1996, between the Company and the Initial Purchasers, filed as Exhibit
               10(o) to the Company's Registration Statement on Form S-4 (No.
               333-12091).

*10(a)(8)      Amended and Restated Common Stock Purchase Warrant granted to
               Vanguard Cellular Operating Corp., filed as Exhibit 10(k) to the
               Company's Registration Statement on Form S-4 (No. 333-12091).

*10(a)(9)      Warrant Agreement dated August 1, 1996, between the Company and
               Fleet National Bank, as Warrant Agent, filed as Exhibit 10(l) to the Company's Registration Statement on Form S-4 (No. 333-12091).

*10(a)(10)     Voting Agreement among the Company, Vanguard Cellular Operating
               Corp. and certain shareholders dated as of November 1, 1996, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form
               10-Q for the period ended June 30, 1998.

 10(a)(11)     Amendment No. 1 to Voting Agreement among the Company, Vanguard
               Cellular Operating Corp. and certain shareholders, dated
               September 30, 1998.

 10(a)(12)     Form of Rights Offering Subscription Agreement for the Company's
               10% Series A Mandatorily Convertible Preferred Stock.

*10(b)(1)      Company's 1994 Stock Compensation Plan, filed as Exhibit 10(i) to the Company's Registration Statement on Form S-4 (No. 333-12091).

*10(b)(2)      Form of Incentive Stock Option Agreement under the 1994 Stock
               Compensation Plan, filed as Exhibit 10(k) to the Company's
               Registration Statement on Form S-4 (No. 333-12091).

*10(b)(3)      Company's 1996 Nonqualified Stock Option Plan, filed as Exhibit
               10(g) to the Company's Registration Statement on Form S-4 (No.
               333-12091).

*10(b)(4)      Form of Nonqualified Stock Option Agreement under the 1996
               Nonqualified Stock Option Plan, filed as Exhibit 10(h) to the
               Company's Registration Statement on Form S-4 (No. 333-12091).

*10(b)(5)      Company's 1997 Long-Term Incentive Plan, as amended, filed as
               Exhibit 10(jj) to the Company's Quarterly Report on Form 10-Q for
               the period ended June 30, 1998.

*10(b)(6)      Form of Incentive Stock Option Agreement to the 1997 Long-Term
               Incentive Plan, filed as Exhibit 10(aa) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1997.

*10(b)(7)      Form of Nonqualified Stock Option Agreement to the 1997 Long-Term
               Incentive Plan, filed as Exhibit 10(bb) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1997.

*10(c)(1)      Assignment of License Agreement dated June 15, 1993 among Gerald
               Singer and Arthur Murphy as Licensors, Michael R. Jones as
               Licensee and Network Licensing, Inc. as Assignee, filed as
               Exhibit 10(q) to the Company's Registration Statement on Form S-4
               (No. 333-12091).

*10(c)(2)      Security Agreement dated June 16, 1993 between Michael R. Jones and Network Licensing, Inc, filed as Exhibit 10(r) to the
               Company's Registration Statement on Form S-4 (No. 333-12091).

*10(c)(3)      Sublicense dated June 16, 1993 between Network Licensing, Inc.
               and the Company, filed as Exhibit 10(s) to the Company's
               Registration Statement on Form S-4 (No. 333-12091).

*10(c)(4)      Settlement Agreement and Mutual General Release dated as of
               September 6, 1994 among Gerald R. Singer, Arthur J. Murphy,
               Lenora Singer, Joan Murphy, Network Licensing, Inc. and the
               Company, filed as Exhibit 10(t) to the Company's Registration
               Statement on Form S-4 (No. 333-12091).

*10(c)(5)      Amended and Restated Patent Rights Assignment/Consulting
               Agreement dated as of March 29, 1995 between Joseph F. Stratton and the Company, filed as Exhibit 10(u) to the Company's
               Registration Statement on Form S-4 (No. 333-12091).

*10(c)(6)      Agreement Regarding Licensing matters dated as of January 22,
               1996 among Michael R. Jones, Network Licensing, Inc. and the
               Company, filed as Exhibit 10(v) to the Company's Registration
               Statement on Form S-4 (No. 333-12091).

*10(c)(7)      Letter Agreement dated July 22, 1996 between Gerald Singer,
               Arthur J. Murphy and the Company, filed as Exhibit 10(w) to the
               Company's Registration Statement on Form S-4 (No. 333-12091).

*10(c)(8)      Assignment dated as of July 23, 1996 from Network Licensing, Inc.
               to the Company, filed as Exhibit 10(x) to the Company's
               Registration Statement on Form S-4 (No. 333-12091).

*10(c)(9)      Patent License Agreement dated August 20, 1997, between the
               Company and Coupco, Inc, filed as Exhibit 10(cc) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1997 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

*10(c)(10)     Patent Purchase Agreement dated May 22, 1998, between the
               Company, Credit Verification Corporation and David W. Deaton,
               filed as Exhibit 10(hh) to the Company's Quarterly Report on Form
               10-Q for the period ended June 30, 1998 (Portions of this exhibit have been omitted pursuant to a request for confidential
               treatment)

 10(c)(11)     Letter Agreement dated October 2, 1998 between Leona R. Singer,
               Trustee under the Gerald And Leona R. Singer Family Trust, Arthur
               J. Murphy and the Company.

*10(d)(1)      Letter Agreement dated March 17, 1997 between the Company and
               Thomas A. Manna, filed as Exhibit 10(ee) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1997.

 10(d)(2) Severance and Release Agreement dated January 23, 1999 between the Company and Thomas A. Manna.

*10(d)(3)      Form of Employment, Noncompetition and Nondisclosure Agreement,
               filed as Exhibit 10(aa) to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1997.

 10(d)(4) Employment Agreement dated January 7, 1999 between the Company and Paul Nash.

*10(e)(1)      Management Services Agreement dated June 17, 1998, between the
               Company and Vanguard Cellular Financial, filed as Exhibit 10(kk)
               to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

*21 List of Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997.

27             Financial Data Schedule.

-----------------
* Incorporated by reference to the statement or report indicated.

(b)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1998.

(c)  Exhibits.

See (a)3 of this Item 14 for a listing of Exhibits filed as a part of this Report.

(d)  Additional Financial Statement Schedules.

None. Additional financial statement schedules are not filed herewith, as the information required therein is either not applicable, or can be found in the Consolidated Financial Statements or the Notes thereto.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

Neither an annual report covering the Company's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders. The Company currently anticipates that it will send to security holders an annual report covering the year ended December 31, 1998 at a future date.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTER*ACT SYSTEMS, INCORPORATED

                         By: /s/Richard A. Vinchesi, Jr.
                            -------------------------------------------------
                            RICHARD A. VINCHESI, JR., SENIOR VICE PRESIDENT, CHIEF OPERATING OFFICER AND CHIEF FINANCIAL OFFICER

March    , 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

         SIGNATURE                                       TITLE                                                         DATE
         ---------                                       -----                                                         ----
     /s/ Stephen R. Leeolou                              Chairman of the Board of Directors,                      March 31, 1999
     ........................................             Chief Executive Officer and
         (STEPHEN R. LEEOLOU)                             Treasurer

     /s/ Richard A. Vinchesi, Jr.                        Senior Vice President, Chief                             March 31, 1999
     ........................................              Operating Officer and Chief
         (RICHARD A. VINCHESI, JR.)                        Financial Officer (principal
                                                           accounting and principal financial
                                                           officer)

     /s/ Robert M. DeMichele                             Director                                                 March 31, 1999
    ........................................
         (ROBERT M. DEMICHELE)

     /s/ William P. Emerson, Jr.                         Director                                                 March 31, 1999
     ........................................
         (WILLIAM P. EMERSON, JR.)

                                                         Director                                                 March   , 1999

     ........................................
         (HAYNES G. GRIFFIN)

     /s/ Richard P. Ludington                            Director                                                 March 31, 1999
     ........................................
         (RICHARD P. LUDINGTON)

      /s/ L. Richardson Preyer, Jr.                      Director                                                 March 31, 1999
     ........................................
         (L. RICHARDSON PREYER, JR.)

                                                         Director                                                 March   , 1999

      .......................................
         (BRIAN A. RICH)

     ........................................            Director                                                 March   , 1999
         (STUART S. RICHARDSON)

     ........................................            Director                                                 March   , 1999
         (ROBERT A. SILVERBERG)

                         INTER*ACT SYSTEMS, INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      PAGE
Report of Independent Public Accountants                                                               F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997                                           F-3
Consolidated Statements of Operations for the years ended December 31, 1998 and 1997,
   the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996         F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997,
   the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996         F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December
   31, 1998 and 1997, the three month  period  ended  December 31, 1996 and the
   fiscal year ended September 28, 1996                                                                F-6
Notes to Consolidated Financial Statements                                                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To INTER*ACT SYSTEMS, INCORPORATED:

     We have audited the accompanying consolidated balance sheets of Inter*Act Systems, Incorporated (a North Carolina corporation) and subsidiaries as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter*Act Systems, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP


New York, New York
March 30, 1999

                         INTER*ACT SYSTEMS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                                      ------------
                                                                                               1998                 1997
                                                                                               ----                 ----
                                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                              $  14,166         $  45,211
   Receivables, net                                                                           3,667               813
   Other current assets                                                                       2,964             3,067
                                                                                          ---------         ---------
                  Total current assets                                                       20,797            49,091

Property, plant and equipment, net                                                           28,102            26,900
Bond issuance costs, net                                                                      2,776             3,302
Patents, licenses and trademarks, net                                                         8,771             1,687
Other noncurrent assets                                                                          45                43
                                                                                          ---------         ---------
                  Total assets                                                            $  60,491         $  81,023
                                                                                          =========         =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                       $   3,075         $   3,204
   Accrued expenses                                                                           3,016             6,870
   Current portion of long-term debt                                                          5,554                --
   Deferred revenue                                                                           2,146               539
                                                                                          ---------         ---------
                  Total current liabilities                                                  13,791            10,613

Long-term debt, net of discount and current portion                                         111,819            91,406
                                                                                          ---------         ---------
                  Total liabilities                                                         125,610           102,019
                                                                                          ---------         ---------
Common stock purchase warrants                                                               27,436            27,436
                                                                                          ---------         ---------
Commitments and contingencies (note 14)

Stockholders' equity (deficit):
   10% Series A Mandatorily Convertible Preferred stock, no par value, authorized 5,000,000 shares; 177,878 and 0 shares issued and outstanding at
     December 31, 1998 and 1997, respectively                                                18,142                --
   Common stock, no par value, authorized 20,000,000 shares; 7,728,555 shares issued
     and outstanding at December 31, 1998 and 1997                                           28,251            28,251
   Additional paid-in capital                                                                   768               768
   Deferred compensation                                                                       (416)             (570)
   Accumulated other comprehensive income (loss)                                                (19)              (14)
   Accumulated deficit                                                                     (139,281)          (76,867)
                                                                                          ---------         ---------
                  Total stockholders' equity (deficit)                                      (92,555)          (48,432)
                                                                                          ---------         ---------
                  Total liabilities and stockholders' equity (deficit)                    $  60,491         $  81,023
                                                                                          =========         =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         INTER*ACT SYSTEMS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       THREE MONTH        FISCAL
                                                                               YEAR ENDED              PERIOD ENDED     YEAR ENDED
                                                                               ----------              ------------     ----------
                                                                       DECEMBER 31,   DECEMBER 31,      DECEMBER 31,   SEPTEMBER 28,
                                                                          1998            1997             1996             1996
                                                                          ----            ----             ----             ----
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Gross sales                                                           $  7,082          $  1,672          $   408          $    492
   Less: Retailer reimbursements                                        (2,489)             (964)            (240)             (287)
                                                                      --------          --------          -------          --------
              Net sales                                                  4,593               708              168               205
                                                                      --------          --------          -------          --------

Operating expenses:

   Direct costs                                                         10,216             5,784              939             2,298
   Selling, general and administrative expenses                         29,169            26,352            3,077             6,911
   Depreciation and amortization of intangible assets                    7,459             3,934              468               821
                                                                      --------          --------          -------          --------
              Total operating expenses                                  46,844            36,070            4,484            10,030
                                                                      --------          --------          -------          --------

Operating loss                                                         (42,251)          (35,362)          (4,316)           (9,825)
                                                                      --------          --------          -------          --------

Other income (expense):
   Interest income                                                       1,338             3,892            1,249             1,009
   Interest expense                                                    (21,147)          (18,033)          (4,263)           (2,743)
   Other expense                                                            --              (301)              --                --
                                                                      --------          --------          -------          --------
              Total other expense                                      (19,809)          (14,442)          (3,014)           (1,734)
                                                                      --------          --------          -------          --------

Loss before income taxes                                               (62,060)          (49,804)          (7,330)          (11,559)
Income taxes                                                                --               (10)              --                --
                                                                      --------          --------          -------          --------
              Net loss                                                 (62,060)          (49,814)          (7,330)          (11,559)

Preferred stock dividends accrued                                         (354)               --               --                --
                                                                      --------          --------          -------          --------
Net loss attributable to common stock                                 $(62,414)         $(49,814)         $(7,330)         $(11,559)
                                                                      ========          ========          =======          ========

Per share information:
Net loss per common share:
   Basic and Diluted                                                  $  (8.08)         $  (6.48)         $ (0.96)         $  (1.91)
                                                                      ========          ========          =======          ========

Common shares used in computing per share amounts:
   Basic and Diluted                                                     7,729             7,692            7,669             6,038
                                                                      ========          ========          =======          ========


  The accompanying notes are an integral part of these consolidated statements.

                         INTER*ACT SYSTEMS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         THREE MONTH      FISCAL
                                                                                 YEAR ENDED             PERIOD ENDED    YEAR ENDED
                                                                                 ----------             ------------    ----------
                                                                        DECEMBER 31,     DECEMBER 31,    DECEMBER 31,  SEPTEMBER 28,
                                                                            1998            1997            1996            1996
                                                                            ----            ----            ----            ----
                                                                                                (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                               $(62,060)       $(49,814)       $ (7,330)       $ (11,559)
   Items not affecting cash and cash equivalents:
   Depreciation and amortization of fixed and intangible assets              7,985           3,934             468              821
   Loss on disposal of assets                                                  113           1,097              --               74
   Non-cash interest on discounted bonds                                    20,413          17,972           4,217            2,626
   Equity in earnings of affiliate, net                                         --             301              --               --
   Other items, net                                                            156             319              38              381
   Changes in working capital:
     Receivables, net                                                       (2,854)           (196)           (373)            (169)
     Accounts payable and accrued expenses                                  (3,883)          6,416           1,038            1,208
     Other current assets                                                       99          (2,260)           (866)            (255)
     Deferred revenues                                                       1,607              60             250              207
                                                                          --------        --------        --------        ---------
           Net cash used in operating activities                           (38,424)        (22,171)         (2,558)          (6,666)
                                                                          --------        --------        --------        ---------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                           (8,085)        (20,110)         (2,584)          (8,739)
   Proceeds from disposal of assets                                             --              --              --               57
   Patent acquisition costs                                                 (2,090)           (800)             --               --
                                                                          --------        --------        --------        ---------
           Net cash used in investing activities                           (10,175)        (20,910)         (2,584)          (8,682)
                                                                          --------        --------        --------        ---------

Cash flows from financing activities:
   Net proceeds from issuance of 14% Senior Notes                               --              --              --           90,865
   Long-term debt repayments                                                  (125)             --             (32)             (20)
   Proceeds from common stock issuance, net                                     --              --              --           18,256
   Proceeds from preferred stock issuance                                   17,688              --              --               --
   Amount due (from) to related parties, net                                    --              --              --             (339)
                                                                          --------        --------        --------        ---------
           Net cash provided by (used in) financing activities              17,563              --             (32)         108,762
                                                                          --------        --------        --------        ---------
Foreign exchange effects on cash and cash equivalents
                                                                                (9)            (14)             --               --
                                                                          --------        --------        --------        ---------
Net (decrease) increase in cash and cash equivalents                       (31,045)        (43,095)         (5,174)          93,414

Cash and cash equivalents at beginning of period                            45,211          88,306          93,480               66
                                                                          --------        --------        --------        ---------
Cash and cash equivalents at end of period                                $ 14,166        $ 45,211        $ 88,306        $  93,480
                                                                          ========        ========        ========        =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                             $     45        $     39        $     10        $      94
                                                                          ========        ========        ========        =========
Supplemental disclosures of non-cash investing
   and financing activities:
   Deferred compensation related to stock options
     granted                                                              $     --        $     --        $     --        $     768
                                                                          ========        ========        ========        =========
   Issuance of common stock in consideration of
     certain obligations                                                  $     --        $    600        $     --        $   2,141
                                                                          ========        ========        ========        =========
   Issuance of common stock purchase warrants in
     connection with issuance of 14% Senior Discount Notes                $     --        $  2,972        $     --        $  24,464
                                                                          ========        ========        ========        =========
   Issuance of note payable for patent acquisition                        $  5,679        $     --        $     --        $      --
                                                                          ========        ========        ========        =========
   Dividends payable in preferred stock (Note 9 and 16)                   $    354        $     --        $     --        $      --
                                                                          ========        ========        ========        =========


  The accompanying notes are an integral part of these consolidated statements.

                         INTER*ACT SYSTEMS, INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                    ACCUMULATED
                                           PREFERRED STOCK        COMMON STOCK        ADDITIONAL                       OTHER
                                           ---------------        ------------         PAID-IN       DEFERRED      COMPREHENSIVE
                                           SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL     COMPENSATION    INCOME(LOSS)
                                           ------    ------     ------     ------      -------     ------------    -----------
Balance at September 30, 1995                  --   $     --     3,931   $   7,254    $      --     $     --         $    --
  Issuance of common stock                     --         --     3,329      18,311           --           --              --
  Conversion of certain obligations to
   common stock                                --         --       409       2,086           --           --              --
  Deferred Compensation related to
   stock options granted                       --         --        --          --          768         (768)             --
  Amortization of deferred compensation        --         --        --          --           --            6              --
  Net loss                                     --         --        --          --           --           --              --
                                          -------   --------   -------   ---------    ---------   ----------      ----------       -

Balance at September 28, 1996                  --         --     7,669      27,651          768         (762)             --
  Amortization of deferred compensation        --         --        --          --           --           39              --
  Net loss                                     --         --        --          --           --           --              --
                                          -------   --------   -------   ---------    ---------   ----------      ----------       -

Balance at December 31, 1996                   --         --     7,669      27,651          768         (723)             --
  Issuance of common stock                     --         --        60         600           --           --              --
  Amortization of deferred compensation        --         --        --          --           --          153              --
  Net loss                                     --         --        --          --           --           --              --
  Other comprehensive income (loss) -
   Foreign currency translation                --         --        --          --           --           --             (14)
   adjustment                             -------   --------   -------   ---------    ---------   ----------      -----------      -

Balance at December 31, 1997                   --         --     7,729      28,251          768         (570)            (14)
  Issuance of preferred stock                 178     17,788        --          --           --           --              --
  Issuance of common stock                     --         --        --          --           --           --              --
  Preferred stock dividends accrued            --        354        --          --           --           --              --
  Amortization of deferred compensation        --         --        --          --           --          154              --
  Net loss                                     --         --        --          --           --           --              --
  Other comprehensive income (loss) -
   Foreign currency translation                --         --        --          --           --           --              (5)
   adjustment                             -------   --------   -------   ---------    ---------   ----------      ----------       -

Balance at December 31, 1998                  178   $ 18,142     7,729   $  28,251    $     768     $   (416)        $   (19)
                                          =======   ========   =======   =========    =========     ========         =======

                                                             TOTAL
                                                         STOCKHOLDERS'
                                         ACCUMULATED        EQUITY       COMPREHENSIVE
                                           DEFICIT         (DEFICIT)     INCOME (LOSS)
                                           -------         ---------     -------------
Balance at September 30, 1995            $   (8,164)      $    (910)
  Issuance of common stock                       --          18,311
  Conversion of certain obligations to
   common stock                                  --           2,086
  Deferred Compensation related to
   stock options granted                         --              --
  Amortization of deferred compensation          --               6
  Net loss                                  (11,559)        (11,559)       $ (11,559)
                                         ----------     -----------        =========

Balance at September 28, 1996               (19,723)          7,934
  Amortization of deferred compensation          --              39
  Net loss                                   (7,330)         (7,330)       $  (7,330)
                                         ----------     -----------        =========

Balance at December 31, 1996                (27,053)            643
  Issuance of common stock                       --             600
  Amortization of deferred compensation          --             153
  Net loss                                  (49,814)        (49,814)       $ (49,814)
  Other comprehensive income (loss) -
   Foreign currency translation                  --             (14)             (14)
   adjustment                            ----------     -----------      -----------

Balance at December 31, 1997                (76,867)        (48,432)       $ (49,828)
  Issuance of preferred stock                    --          17,788        =========
  Issuance of common stock                       --              --
  Preferred stock dividends accrued            (354)             --
  Amortization of deferred compensation          --             154
  Net loss                                  (62,060)        (62,060)       $ (62,060)
  Other comprehensive income (loss) -
   Foreign currency translation                  --              (5)              (5)
   adjustment                            ----------     -----------      ------------

Balance at December 31, 1998             $ (139,281)      $ (92,555)       $ (62,065)
                                         ==========       =========        =========


  The accompanying notes are an integral part of these consolidated statements.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

1. BUSINESS DESCRIPTION

        Inter*Act Systems, Incorporated ("Inter*Act" or the "Company") operates one of the nation's largest electronic marketing networks linked to supermarket retailers' loyalty card databases that can reach shoppers both in-store and on the Internet. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to deliver shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ("ILN"), comprises over 2,700 server-based Smart Terminals'TM' located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called "Shopper Perks'sm'". The Smart Terminals'TM' are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This in-store network allows Shopper Perks'sm' to offer consumers, in selected markets at this time, the only commercial scale at-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. No paper is required at any time. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost manufacturers hundreds of millions of dollars per year.

         Certain factors could affect Inter*Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with manufacturers to promote brands on the ILN and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties, (vii) the intensely competitive nature of the consumer product and promotional industry and (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business (See Note 14 for a description of litigation concerning intellectual property).

         From inception to December 31, 1998, the Company has not had significant revenues, has incurred recurring losses and has experienced negative operating cash flow, and there is no assurance that the product the Company has developed will achieve widespread success in the marketplace. In addition to increasing its revenues, the Company intends to raise additional equity or debt capital to fund its ongoing expansion plans. There is no assurance that such additional financing can be obtained. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, cash received from sales of preferred stock since December 31, 1998 (See Note 16) and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements into the first quarter of 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries: Network Licensing, Inc. ("NLI"), Inter*Act International Holdings, Inc. ("Inter*Act International"), Inter*Act Holdings Limited, ("Inter*Act Holdings") and Inter*Act U.K. Limited ("Inter*Act U.K."). Inter*Act International, Inter*Act Holdings and Inter*Act U.K. were incorporated during 1997. All intercompany accounts and transactions have been eliminated in consolidation.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

FISCAL YEAR

         On February 13, 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. The Company's 1996 fiscal year ended on the Saturday closest to September 30. The financial statements for fiscal 1996 contain activity for fifty-two weeks.

REVENUE RECOGNITION

         REDEMPTION-BASED

         During 1996, 1997 and most of 1998, the Company recognized revenue as electronic discounts are redeemed at store cash registers. Manufacturers pay a fee to the Company for each redemption. The fee is composed of (i) a retailer processing fee, (ii) a redemption fee and (iii) the face value of the coupon. The Company, in turn, passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the Manufacturers.

         FIXED FEE ARRANGEMENTS

         Beginning in 1998, the Company also has arrangements with Manufacturers whereby the Company receives a fixed payment over a fixed period. In these cases, the Company recognizes revenue on a ratable basis over the fixed period during which they are providing service or exclusivity to the Manufacturers, as well as the retailer processing fee paid by the Manufacturers.

         DEFERRED REVENUE

         Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions or a portion of the fixed contract amount, as applicable and these amounts are recorded as deferred revenue until earned through redemption activity during the contract period.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents, which at December 31, 1998 and December 31, 1997 were primarily comprised of money market funds and overnight repurchase agreements, are stated at cost, which approximates market value. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

RECEIVABLES, NET

         Accounts receivable included in current assets are stated net of allowances for doubtful accounts of approximately $127 and $30 at December 31, 1998 and 1997, respectively. The Company recorded approximately $80, $30 and $10 for bad debt expense for the years ended December 31, 1998 and 1997 and the three month period ended December 31, 1996, respectively. The Company did not record an allowance for doubtful accounts or bad debt expense for the fiscal year ended September 28, 1996.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

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

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs incurred by the Company are included in selling, general and administrative expenses. Such costs for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996 were $297, $646, $121 and $800, respectively.

BOND ISSUANCE COSTS

         Bond issuance costs incurred by the Company are costs associated with a private placement offering of 14% Senior Discount Notes during fiscal 1996 (the "Private Placement") (See Note 6) and are being amortized over seven years using the effective interest rate method. Accumulated amortization was $1,160 and $633 at December 31, 1998 and 1997, respectively. The Company recorded amortization expense on the bond issuance costs of $526, $464, $102 and $67 for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

PATENTS, LICENSES AND TRADEMARKS

         Acquisition costs for patents, licenses and trademarks and legal fees incurred for the improvement and protection of the Company's patents, licenses and trademarks have been deferred and are being amortized over fifteen years or the remaining life of the patent, license or trademark, whichever is less, using the straight-line method. Accumulated amortization was $780 and $95 at December 31, 1998 and 1997, respectively. The Company recorded amortization expense related to patents, licenses and trade marks of $686, $131, $10 and $22 for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of foreign entities have been translated using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. Local currencies are considered functional currencies of the Company's foreign operating entities. Translation effects are accumulated as part of the cumulative foreign translation adjustment, which is reflected in equity as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net loss for the period. The Company did not incur material foreign exchange gains or losses during any period presented. The Company has not entered into any derivative transactions to hedge foreign currency exposure.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

LONG-LIVED ASSETS

         The Company accounts for long-lived assets according to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. It also requires the company to adjust its deferred tax balances in the period of enactment for the effect of enacted changes in tax rates and to provide a valuation allowance against such deferred tax assets that are not, more likely than not, to be realized.

STOCK-BASED COMPENSATION

         The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (See Note 13). Under APB 25, the Company does not recognize compensation expense for options granted to employees which are granted at exercise prices which equal or exceed fair market value on the date of grant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosures is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1998, the carrying value of all financial insturments approximated fair value, with the following exceptions:

              14% Senior Discount Notes (See Note 6): Management of the Company does not believe that the recent transaction in which the Company repurchased Notes is indicative of the fair market value of the Notes. There is no regular market for the Notes, nor is there a readily-available market value, which management of the Company believes does differ materially from the carrying value of $111,819.

              Common Stock Purchase Warrants (See Notes 6 and 8): Based on recent equity transactions (See Note 16), the Common Stock Purchase Warrants with a carrying value of $27,436 have an implied market value of $11,367.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

NET LOSS PER SHARE

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (See Note 10). In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. In all periods presented, the impact of convertible preferred stock (See Note 9), stock options and warrants was anti-dilutive, and basic and diluted EPS are the same.

COMPREHENSIVE INCOME (LOSS)

         During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company has chosen to disclose comprehensive income (loss), which for 1998 and 1997 includes its net loss and foreign currency translation adjustments, in the accompanying consolidated statements of stockholders' equity. For the period ended December 31, 1996 and the fiscal year ended September 28, 1996, the Company's comprehensive losses were the same as its net losses.

SEGMENT REPORTING

         Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical segment data in Note 15, and no additional segment data has been presented.

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

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

RECLASSIFICATIONS

         Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). While the Company operates in international markets, it does so presently without the use of derivative instruments, and does not expect the impact of the adoption of this standard to be material with reference to derivatives. The impact of the adoption of this pronouncement on the Company's accounting for Common Stock Purchase Warrants (See Notes 6 and 8) may, however, be material depending on the fair value of these warrants at the date of adoption.

3. PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consisted of the following:


                                                                    DECEMBER 31,
                                                                    ------------
                                                              1998                1997
                                                              ----                ----

        Land and buildings                                  $       87         $       77
        Machinery and equipment
        In-Store                                                32,637             28,383
        Other                                                    6,708              3,067
                                                            ----------         ----------
        Total machinery and equipment                           39,345             31,450
                                                            ----------         ----------
                                                                39,432             31,527
        Less: accumulated depreciation                         (11,330)            (4,627)
                                                            ----------         ----------
        Property, plant and equipment, net                  $   28,102         $   26,900
                                                            ==========         ==========


         Depreciation expense was approximately $6,773, $3,800, $456 and $786 for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

4. LEASES

         The Company leases office facilities and equipment under various operating lease agreements expiring through year 2003. Future minimum lease payments under noncancelable operating leases at December 31, 1998 were as follows:


                                               OPERATING LEASE
                                              COMMITMENTS

           1999                                     $  1,244
           2000                                          743
           2001                                          444
           2002                                          316
           2003                                          305
           Thereafter                                  1,664


         Rent expense of $476, $383, $57 and $222 was recognized for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively, and is included in selling, general and administrative expenses.

5. RELATED PARTY TRANSACTIONS

         On April 14, 1993, in connection with its organization, the Company entered into an agreement with Clearing Systems, Inc. ("CSI"), a Delaware corporation, whereby approximately 817,000 shares of the Company's common stock were exchanged for certain assets, consisting primarily of acquired technology and research and development, at the then estimated fair market value of $612, and assumption of certain liabilities of CSI. The agreement provided that CSI would consult on matters pertaining to the Company's technology, vendor relations, customer contacts and strategic planning and be paid a fee when, and if, the Company installed 50 ILN terminals or achieved $1,000 in revenues. During December 1995, in anticipation of the Company's limited cash resources, the parties amended the consulting agreement to provide that CSI would receive a $375 note, convertible into shares of the Company's common stock at a rate of $5.50 per share and bearing interest at the rate of 8.5% per annum, in satisfaction of the amounts due under the consulting agreement. The Company repaid $139 of the note in 1997 and the remaining portion of $236 in 1998. The entire consulting fee of $375 was recorded as an expense during the fiscal year ended September 28, 1996.

         The Company is party to various agreements with Vanguard Cellular Systems, Inc. (together with its subsidiaries, "Vanguard"). As of December 31, 1998, Vanguard has beneficial ownership of approximately 1.9 million shares of the Company's common stock, 80,000 shares of the Company's preferred stock and 18,000 units issued in the Private Placement (See Note 6). The Company's Chairman and Chief Executive Officer is also co-founder, President and Chief Executive Officer of Vanguard. Six of the Company's directors are also directors of Vanguard.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

         On June 17, 1996, the Company entered into a two-year management services agreement with Vanguard. Under the agreement, Vanguard agreed to assist the Company in developing accounting, human resources, information management, legal compliance, sales training, research and development, business development and operations procedures, systems and programs. For services rendered under the agreement, the Company issued 10,000 shares of its common stock upon execution of the agreement and issued 10,000 shares in June 1997. In addition, the Company agreed to reimburse Vanguard for any expenses incurred in the course of providing consulting services. This agreement terminated a previous consulting agreement with Vanguard dated January 30, 1996. On June 18, 1998 the Company and Vanguard entered into a new one-year management services agreement similar to the one just expired, pursuant to which the Company agreed to reimburse Vanguard a pro-rata portion of the salary and benefits paid by Vanguard to its employees providing services to the Company at the Company's request, based on their time devoted to the Company plus Vanguard's out-of-pocket expenses. This agreement does not cover the services provided by the Company's Chief Executive Officer or provide for the issuance of stock to Vanguard. Pursuant to the management services agreements, the Company has paid Vanguard approximately $78, $218, $42 and $29 during the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

         In May 1995, the Company issued 400,000 shares of common stock to Vanguard at a purchase price of $5.00 per share. In connection with this issuance, Vanguard also received a warrant (the "Vanguard Warrant") to purchase up to an additional 400,000 shares of the Company's common stock at the agreed-upon fair market value of such stock at the time of exercise. The terms of the Vanguard Warrant were restructured immediately prior to the consummation of the Private Placement (See Note 6) to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share, which was, in the opinion of management, the fair market value of the related common stock at the date of restructuring. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered.

         On May 5, 1995, the Company entered into a Registration Rights Agreement with Vanguard relating to certain warrants and shares of common stock of the Company owned by Vanguard. The agreement provides that Vanguard may at any time after six months from the date the first registration statement filed by the Company under the Securities Act of 1933 becomes effective, request the Company to effect the registration of certain securities held by Vanguard as expeditiously as may be practicable. However, the Company is entitled to decline such a request if, in the Company's judgment, such demand registration would not be in the Company's best interest. The Company may only decline such a request once and a declination will only be effective for a three-month period. In addition, the agreement allows Vanguard certain "piggyback" registration rights on any security offerings the Company may undertake provided, however, that the Company's underwriter determines, in their sole discretion, that such shares will not jeopardize the success of the proposed offering by the Company. The agreement terminates on the earlier of five years from date of the Company's first registration statement becomes effective or such time as Vanguard may sell its securities pursuant to Rule 144 under the Securities Act.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

         In connection with an investment of $8,000 in common stock (See Note
7), the Company, Vanguard and shareholders representing a majority of the outstanding common stock entered into a voting agreement in November 1996 (the "Voting Agreement") pursuant to which such shareholders agreed to vote their shares in all elections of directors so as to elect to the Board of Directors six persons nominated by Vanguard. The Voting Agreement terminates upon an initial public offering of the Company's common stock or upon a change in control of Vanguard such as that anticipated by the merger of Vanguard and AT&T Corp. expected to occur in 1999.

6. LONG-TERM DEBT

         Long-term debt consisted of the following:


                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                           1998                 1997
                                                                           ----                 ----
             14% Senior Discount Notes(a)                               $  111,819           $   91,406
             Note payable for patent acquisition(b)                          5,554                   --
                                                                        ----------           ----------
                                                                           117,373               91,406
             Less: Current portion of long-term debt                         5,554                   --
                                                                        ----------           ----------
                                                                        $  111,819           $   91,406
                                                                        ==========           ==========


(a) In August 1996, the Company, through the Private Placement, issued 142,000 units, each consisting of a 14% senior discount note due 2003 (collectively, the "Notes") with a principal amount at maturity of $1,000 and a warrant to purchase 7.334 shares (adjusting to 9.429 shares at September 30, 1997 if the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share. The gross proceeds of $94,800 were allocated by the Company to the value of the warrants of approximately $24,500 (See Note
     8) and to the discounted notes of approximately $70,300. Expenses of the offering of approximately $3,900 were capitalized as bond issuance costs and are being amortized over the remaining term of the Notes (See Note 2). The Company did not complete a qualified initial public offering of common stock by September 30, 1997; as a result, the Company recorded additional common stock purchase warrants and related debt discount of $3,000, reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant.

     The Notes will accrue cash interest at a rate of 14% per annum, commencing on August 1, 1999, payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2000. The debt discount related to the difference between the face value of the notes ($142,000) and the proceeds of the Private Placement ($94,800) is being accreted over the period to August 1, 1999. The debt discount related to the portion of the Private Placement allocated to the value of the warrants ($27,400 in aggregate) is being accreted over the full term of the Notes to August 1, 2003. Interest expense on the notes, including the accretion of debt discount and amortization of issuance costs, is being recognized at a constant rate of interest over the life of the Notes. Discount accretion of $20,400, $17,500, $4,100 and $2,600 and amortization of bond issuance costs of approximately $526, $464, $102 and $67 have been recognized as interest expense during the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

     See Note 16 for a description of the Company's repurchase of certain of the Notes subsequent to December 31, 1998.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

    (b) In 1998, the Company issued a note payable in the amount of approximately $5,679 in connection with the acquisition of certain intellectual property. This note, which bears interest at 5.5% per year, is payable on June 1, 1999. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of common stock, as defined, the note would then be convertible into a number of shares of the Company's common stock, equal to the then-outstanding principal balance and accrued interest divided by $60.00, with an additional provision which would require the Company to pay, in cash or common stock, the difference between the value of such common stock and $6,000. This note is reflected as a current liability in the accompanying consolidated balance sheet as of December 31, 1998.

         If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. There is no assurance that the Company will be able to meet its financial obligations under the Notes or other commitments.

7. COMMON STOCK

         The Company issued no shares of common stock during the year ended December 31, 1998.

         During the year ended December 31, 1997, the Company issued 60,000 shares of Common Stock, consisting of 50,000 shares for partial consideration in the acquisition of certain intellectual property and 10,000 shares issued pursuant to the management service agreement the Company had with Vanguard (See
Note 5). The issuance of these shares was recorded at $10.00 per share, which management believes approximates the fair market value of the shares on dates of issuance.

         During the fiscal year ended September 28, 1996, the Company issued approximately 3,738,000 shares of common stock, of which approximately 3,418,000 shares were issued at a purchase price of $5.50 per share and approximately 320,000 were issued at a purchase price of $5.00 per share. Approximately 3,319,000 shares were issued as part of a private offering of common stock at a purchase price of $5.50 per share. In connection with this offering, purchasers of $250, or more of common stock received warrants to purchase a number of shares of common stock equal to 5% of the shares purchased in the offering and purchasers of $1,000 or more of common stock received warrants to purchase a number of shares of common stock equal to 10% of the shares purchased in the offering. The exercise price of all warrants issued or sold in connection with this offering will equal the sales price of the next $2,000 of common stock issued and sold by the Company. Purchasers of common stock in this offering who were also purchasers of common stock in certain earlier offerings were also offered warrants (at a purchase price of $.01 per warrant share) to purchase common stock. Approximately 323,216 warrants were issued under this offering and expire on December 31, 2000. Also during the year ended September 30, 1996, 10,000 shares of common stock were issued pursuant to the management services agreement the Company had with Vanguard (See Note 5) at the then estimated fair market value of $5.50 per share. In addition, the Company converted approximately $2,100 in debt, notes payable and related accrued interest due to stockholders into 409,000 shares of common stock. Notes payable to stockholders of $1,600 were converted into approximately 320,000 shares of common stock at a conversion price of $5.00 per share. Fifty percent of accrued interest on these notes payable were converted into approximately 13,000 shares at a conversion price of $5.50 per share and the remaining fifty percent of accrued interest was paid in cash. Other notes payable to stockholders with a principal amount of approximately $371 and related accrued interest of approximately $47 were converted into approximately 76,000 shares of common stock at a conversion price of $5.50 per share.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

8. COMMON STOCK PURCHASE WARRANTS

         In addition to the Vanguard Warrant to purchase 900,113 shares and the warrants to purchase an aggregate of 323,216 shares issued in the private offering described in Note 7, the Company has other issued and outstanding warrants.

         In August 1996, the Company, through the Private Placement (See Notes 2 and 6), issued 142,000 units, each consisting of a 14% senior discount note due 2003 (collectively, the "Notes") with a principal amount at maturity of $1,000 per note and a warrant to purchase 7.334 shares (adjusted to 9.429 shares at September 30, 1997 when the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share. These warrants (the "Note Warrants") are exercisable on or after the earliest to occur of (i) August 1, 2000, (ii) a change of control, (iii) (a) 90 days after the closing of an initial public offering or (b) upon the closing of the initial public offering but only in respect of warrants required to be exercised to permit the holders thereof to sell shares in the initial public offering, (iv) a consolidation, merger or purchase of assets involving the Company or any of its subsidiaries that results in the common stock of the Company becoming subject to registration, (v) an extraordinary cash dividend or
(vi) the voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company. The number of shares of the common stock for which a Note Warrant is exercisable is subject to adjustment upon the occurrence of certain events.

         Holders of Note Warrants (or common stock issued in respect thereof) will be entitled to include the common stock issued or issuable upon the exercise of the Note Warrants (the "Underlying Common Stock") in a registration statement whenever the Company or any shareholder proposes to effect a public equity offering with respect to common stock of the Company (other than redeemable stock), except to the extent the managing underwriter for such offering determines that such registration and sale would materially adversely affect the price, timing or distribution of the shares to be sold in such public equity offering. Following the occurrence of an initial public offering, holders of Note Warrants and Underlying Common Stock representing not less than 25% of all the outstanding Note Warrants and Underlying Common Stock, taken together, will have the right, on one occasion, to require the Company to register these securities pursuant to an effective registration statement.

         After August 1, 2001, the Company may be required, under certain circumstances, to purchase, at fair market value, the outstanding Note Warrants and Underlying Common Stock issued. Depending on the fair market value at that time, there may be a charge to earnings in connection with the repurchase of warrants and Underlying Common Stock.

         Management of the Company believes, based on independent third party valuations, that the value of the Company's common stock at the date of the initial issuance of the Note Warrants was $23.50 per share and, accordingly, allocated approximately $24,500 of the proceeds of the Private Placement to the value of the Note Warrants based on 142,000 units consisting of warrants to purchase 7.334 shares of common stock per unit with an exercise price of $.01 per share. Effective September 30, 1997, the Company recorded an additional $3,000, reflecting the valuation of an additional 297,490 shares, or 2.095 (9.429 less 7.334) shares issuable per Note Warrant, when the Company did not complete a qualifying initial public offering by that date. This aggregate amount is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheets. The value of the original Note Warrants and the incremental value of the 2.095 additional Note Warrants issued per unit of the Notes effective September 30, 1997 have, since their issuance, been accounted for as an additional debt discount subject to accretion as described in Note 6.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

9. PREFERRED STOCK

         During the third quarter of 1998, the Company's Board of Directors authorized the issuance of up to $40,000 in preferred stock in a private placement. During the fourth quarter of 1998, the Company issued 177,878 shares of 10% Series A Mandatorily Convertible Preferred Stock ("Preferred Stock") at a price of $100 per share, for total proceeds of approximately $17,788. Of the total proceeds of $17,788, $17,688 was received in cash by December 31, 1998 and $100 was exchanged for the forgiveness of accounts payable in the same amount. Dividends on the Preferred Stock initially accrued quarterly from the date of issuance at a rate of 10% per annum. Dividends were initially payable in cash, by delivery of shares of Preferred Stock, or by a combination thereof at the Company's option. Accrued dividends, payable in preferred stock (See Note 16), were $354 as of December 31, 1998. The holder of each share of Preferred Stock was initially entitled to ten votes per share. The shares have certain voluntary and mandatory conversion rights into the Company's common stock (at a conversion price per share of common stock equal to $10.00, plus accrued and unpaid dividends) under certain events, such as an initial public stock offering. See
Note 16 for a description of changes to the terms of Preferred Stock and the sale of additional Preferred Stock subsequent to December 31, 1998.

10. NET LOSS PER SHARE

         A reconciliation between the net loss and common shares of the basic and diluted EPS computations is as follows:

                                  YEAR ENDED                           YEAR ENDED
                              DECEMBER 31, 1998                    DECEMBER 31, 1997
                       -------------------------------       --------------------------------
                                              PER SHARE                             PER SHARE
                       NET LOSS     SHARES      AMOUNT       NET LOSS      SHARES     AMOUNT
                       --------     ------      ------       --------      ------     ------
Basic EPS
Net loss
   attributable to
   common stock        $(62,414)      7,729     $(8.08)      $(49,814)      7,692     $(6.48)
Effect on Dilutive
   Securities:
 Warrants                    --          --      --                --           --        --
 Stock Options               --          --      --                --           --        --
                        -------       ------    -----          ------      -------     -----
Diluted EPS
Net loss
  attributable to
  common stock and
  assumed option
  exercise             $(62,414)      7,729     $(8.08)      $(49,814)      7,692     $(6.48)
                       =========      =====     =======      ========       =====     ======

                              THREE MONTH PERIOD                  FISCAL YEAR ENDED
                              DECEMBER 31, 1996                  SEPTEMBER 28, 1996
                       -------------------------------     ------------------------------
                                             PER SHARE                          PER SHARE
                       NET LOSS     SHARES    AMOUNT       NET LOSS    SHARES    AMOUNT
                       --------     ------    ------       --------    ------    ------
Basic EPS
Net loss
   attributable to
   common stock        $(7,330)     7,669     $(0.96)      $(11,559)    6,038    $(1.91)
Effect on Dilutive
   Securities:
 Warrants                   --         --         --             --        --        --
 Stock Options              --         --         --             --        --        --
                        ------      -----     ------       --------     -----     -----
Diluted EPS
Net loss
  attributable to
  common stock and
  assumed option
  exercise             $(7,330)     7,669     $(0.96)      $(11,559)    6,038    $(1.91)
                       =======      =====     ======       ========     =====    ======

         There were no reconciling items to be reported by the Company in the calculation for basic EPS and diluted EPS for all periods presented. Inclusion of the Company's outstanding common stock purchase warrants and stock options (See Notes 8 and 13) would have an antidilutive effect on earnings per share and, as a result, they are not included in the calculation of diluted EPS for any period presented.

11. DEFERRED COMPENSATION

         In September 1996, the Company issued options to purchase 48,000 shares of common stock at an exercise price of $7.50 per share under the 1996 Nonqualified Stock Option Plan (See Note 13), which was an exercise price below the then-estimated fair market value of the Company's common stock on the date of grant. Accordingly, the Company has recorded a deferred compensation charge of $768, which will be amortized ratably over the five-year vesting period of the related options. Accumulated amortization was $352 and $198 at December 31, 1998 and 1997, respectively. Amortization expense of deferred compensation was $154, $153, $39 and $6 for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and for the fiscal year ended September 28, 1996, respectively.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

12. INCOME TAXES

         The components of cumulative deferred tax assets and liabilities were as follows:


                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                          1998                1997
                                                                                          ----                ----

             Cumulative Amounts:
             Deferred Tax Assets:
               Accrued Bonus/Deferred Compensation/other                                $      324          $      174
               Amortization of Warrant Expense                                               2,759               1,545
               Interest Accretion                                                            8,090               4,464
               Other                                                                           113                  13
               Bond Issuance Cost Amortization                                                 408                 222
               Net Operating Loss Carryforward                                              43,179              24,294
                                                                                        ----------          ----------
               Total Deferred Tax Assets                                                    54,873              30,712
                                                                                        ----------          ----------
             Deferred Tax Liabilities:
               Depreciation                                                                 (1,488)             (1,157)
                                                                                        ----------          ----------
               Total Deferred Tax Liabilities                                               (1,488)             (1,157)
                                                                                        ----------          ----------
               Net Deferred Tax Asset before Valuation Allowance                            53,385              29,555
                                                                                        ----------          ----------
               Valuation Allowance                                                         (53,385)            (29,555)
                                                                                        ----------          ----------
               Net Deferred Tax Asset                                                   $       --          $       --
                                                                                        ==========          ==========


         In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards could be limited in years following a change in the Company's ownership, which could occur at the time of an initial public offering or other change in control. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. At December 31, 1998 the amount of net operating loss carryforward is approximately $93,600. These losses begin to expire in the 2008 tax year.

         Creditable foreign taxes paid by the Company or its subsidiaries will be subject to Internal Revenue Code Section 904, Limitation on Foreign Tax Credit, because the Company does not have a Federal Income Tax liability. The Foreign Tax Credit limitation may be carried back two years and forward five years. The Company has the option of deducting these foreign taxes in lieu of the credit. In general, since the Company does not have a federal tax liability, the deduction method will increase the amount of net operating losses which are available to be carried forward fifteen years. Through December 31, 1998, the Company has not paid or accrued foreign taxes.

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

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

13. STOCK OPTION PLANS

         The Company has in place the 1994 Stock Compensation Plan, which provides for the issuance of shares of common stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. The aggregate number of shares of common stock that may be issued pursuant to the plan may not exceed 330,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1998, an aggregate of 22,900 shares remain available for future grants under this plan.

         The Company also has in place the 1996 Nonqualified Stock Option Plan, which provides for the issuance of shares of common stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of common stock that may be issued pursuant to the plan may not exceed 600,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1998, an aggregate of 12,200 shares remain available for future grants under this plan.

         The Company also has in place the 1997 Long-Term Incentive Plan ("Long-Term Incentive Plan") for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, executive or supervisory employees, directors or consultants of the Company or any subsidiary. The plan allows for the Company to grant stock options for the purchase of shares of stock to grantees under the plan in such amounts as the Compensation Committee of the Board of Directors, in its sole discretion, determines. The stock options granted under the Plan will be designated as either: (i) Incentive Stock Options or (ii) Nonqualified Stock Options. The purchase price for shares acquired pursuant to the exercise will be determined at the time of grant; however, it will not be less than the fair market value of the shares at the time of the grant. The Long-Term Incentive Plan also allows the Company to grant Stock Appreciation Rights in any amount, at its sole discretion, either alone or in combination with other awards granted under the Plan. An aggregate of 670,000 shares of common stock are reserved for issuance pursuant to awards under this plan. As of December 31, 1998, options to purchase 580,350 shares of common stock were issued and outstanding under the Long-Term Incentive Plan, all at an exercise price of $10.00 per share. Management believes that these options were granted at fair market value of common stock at the dates of grant. No Stock Appreciation Rights were awarded through December 31, 1998. The awards vest annually over five years from the date of grant with the exception of 63,500 options, which became immediately exercisable.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 (See Note 2), the Company's net loss and net loss per share would have been changed to the following pro forma amounts:


                                                                                                   THREE MONTH         FISCAL
                                                                 YEAR ENDED       YEAR ENDED      PERIOD ENDED       YEAR ENDED
                                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     SEPTEMBER 28,
                                                                    1998             1997             1996              1996
                                                                    ----             ----             ----              ----

  Net Loss:               As Reported                            $(62,414)        $(49,814)         $(7,330)        $(11,559)
                          Pro Forma                               (63,186)         (50,353)          (7,355)         (11,832)
  Net Loss Per Share:     Basic and Diluted    As Reported          (8.08)           (6.48)            (.96)           (1.91)
                          Basic and Diluted    Pro Forma            (8.18)           (6.55)            (.96)           (1.96)


                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. A summary of the status of the Company's stock option plans for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996 is presented in the table and narrative below:


                                                                                            THREE MONTH
                                           YEAR ENDED              YEAR ENDED              PERIOD ENDED            FISCAL YEAR
                                        DECEMBER 31, 1998       DECEMBER 31, 1997        DECEMBER 31, 1996     SEPTEMBER 28, 1996
                                        -----------------       -----------------        -----------------     ------------------
                                                   WTD AVG                  WTD AVG                 WTD AVG                  WTD AVG
                                        SHARES    EX PRICE      SHARES     EX PRICE      SHARES     EX PRICE     SHARES     EX PRICE
                                        ------    --------      ------     --------      ------     --------     ------     --------

  Outstanding at beginning of year    1,259,400        7.34     821,100    $  5.40      844,100     $  5.40     266,600       $4.77
  Granted                               388,100       10.00     543,400      10.00           --        --       617,500        5.65
  Exercised                                  --        --            --        --            --        --            --         --
  Forfeited                             (10,500)       7.22      (2,200)      5.23       (3,000)       5.50      (7,000)       5.00
  Expired                              (161,750)       9.60    (102,900)      5.91      (20,000)       5.50     (33,000)       5.08
                                       -------                ---------                 --------                --------
  Outstanding at end of year          1,475,250        7.79   1,259,400       7.34      821,100        5.40     844,100        5.40
                                      =========               =========                 =======                 =======
  Exercisable at end of year            766,890        6.51     571,250       6.16      332,400        5.15     320,200        5.16
                                      =========                 =======                 =======                 =======
  Weighted average fair value of
    options granted                         N/A        7.79         N/A       7.34          N/A        5.40         N/A        5.40


         The options outstanding at December 31, 1998 have exercise prices between $1.86 and $10.00, with a weighted average exercise price of $7.79 and a weighted average remaining contractual life of 7.6 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants in the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996 respectively: risk free interest rates of 5.09%, 6.49%, 6.45%, and 6.60%; and expected dividend yields of 0%, expected lives of 5 years, and expected stock volatility of 20% in 1998 and 0% for each other respective period.

         The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the plans, to determine to whom and when options and bonuses may be granted and the other terms and conditions of the grant.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

14. COMMITMENTS AND CONTINGENCIES

COMMITMENTS FOR TECHNOLOGY

         The Company is party to several patent licensing agreements relating to its in-store consumer product promotion and couponing business. With respect to one license agreement under which the Company is assignee, the Company is required to pay a royalty of 2% of the gross collected revenues of the Company, to the extent derived from the Company's exploitation of the patent, with such royalty decreasing to 1% of such revenues after $10 million in aggregate royalties have been paid to the licensors. This license agreement requires that certain minimum monthly payments be made to the licensors, and be exceeded within approximately two years, in order to avoid triggering a termination right on the part of the licensors. With respect to another license agreement, the Company is required to pay the licensor a royalty of .8% of the gross collected revenues of the Company to the extent derived from the Company's exploitation of the patent, until such time as the licensor has received the aggregate sum of $600 after which no additional royalty payments are required. Under a third agreement, the Company is required to pay the licensor a royalty of 1% of the gross revenues related to the Company's exploitation of the patent subject to certain minimum annual payments, should the Company wish to maintain exclusive rights under such patent. Under these agreements, the Company recorded royalty payments of $475, $398, $99 and $333 for the years ended December 31, 1998 and 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

LITIGATION

         During the fiscal year ended September 28, 1996, a lawsuit was filed and settled against the Company alleging certain patent infringement. The Company expressly denied any wrongdoing and settled the case to avoid lengthy litigation costs. Under the settlement agreement, the Company was required to pay $400 and in return, received, among other things, the worldwide, perpetual right to use such patent, dismissal with prejudice and release of all related claims. The cost of the settlement of $400 was expensed during the fiscal year ended September 28, 1996.

         In February 1996, the Company filed suit against Catalina Marketing Corporation ("Catalina") alleging that Catalina has a patent under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by that patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations and raised certain affirmative defenses. In May 1997, Catalina asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Patent. The Company has answered denying the allegations, raising affirmative defenses. Discovery on the claims and counterclaims will proceed, and various motions are pending before the United States District Court. The Company intends to pursue the action vigorously.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

         In January 1998, Catalina Marketing International, Inc. ("Catalina International"), an affiliate of Catalina, filed suit against the Company alleging that the Company has infringed a patent which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing this patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by this patent. In February 1998, Catalina International amended its complaint to join as additional parties' defendant entities who have manufactured kiosks pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop alleged infringement of this patent pending trial. Various other motions are pending in the United States District Court. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action was recently consolidated with the litigation involving the patents described above for purposes of discovery and trial.

         On May 27, 1998, the Company filed a new suit against Catalina alleging that Catalina has infringed a series of patents collectively referred to as the "Deaton Patents", which the Company acquired by assignment in May 1998 (See Note
6b). The Company alleges that Catalina is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit. Catalina has answered denying the allegations and raising certain affirmative defenses. Catalina has also challenged some of the claims of six of the Deaton Patents by provoking an interference proceeding in the U.S. Patent and Trademark Office. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

15.      SEGMENT DATA

         As described in Note 2, effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments: (i) North American and (ii) Europe. The following represents selected consolidated financial information for the Company's segments for the year ended December 31, 1998 (the Company's results of operations Europe were not material during 1997, and the Company only operated in one geographic segment during the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996):


                                                 For the year ended December 31, 1998
                    Operating Data            North America           Europe          Eliminations        Consolidated
                    --------------            -------------           ------          ------------        ------------
              Net sales                       $      2,632           $   2,241        $     (280)          $     4,593
              Loss from operations            $    (41,150)          $  (1,111)       $    -               $   (42,251)
              Depreciation                    $      7,182           $     277        $    -               $     7,459
              Capital Expenditures            $      6,538           $   1,547        $    -               $     8,085
              Identifiable Assets             $     59,864           $   1,873        $   (1,596)          $    60,141


                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

16.      SUBSEQUENT EVENTS

Repurchase of Notes

         In March 1999, the Company repurchased 2,425 Notes (See Note 6), each with a face value of $1,000 per note, for an aggregate of $194 in cash. The Note Warrants originally issued as part of the offering of the Notes continue to be outstanding after the repurchase of the Notes. This repurchase of Notes will result in a gain on extinguishment of debt in the first quarter of 1999.

Sale of Preferred Stock

         In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Company's Preferred Stock and authorized an increase in the private placement offering from $40 million to $70 million (See
Note 9). Changes to Preferred Stock consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of common stock into which each share of Preferred Stock is convertible, (ii) an increase in the number of votes per share of Preferred Stock from 10 to the number of shares of common stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Preferred Stock issued prior to the effective date of the changes and all additional shares Preferred Stock to be issued in the private offering.

         As of December 31, 1998, the Company had 177,878 shares of Preferred Stock outstanding, which were sold in the fourth quarter of 1998 at a purchase price of $100 per share. During the first quarter of 1999, the Company issued an additional 95,650 shares of Preferred Stock at a purchase price of $100 per share for gross proceeds of approximately $9,600. In connection with the sale of $7,500 of Preferred Stock to a major investor, the Company has undertaken to raise an additional $12,000 in proceeds from the sale of Preferred Stock prior to the end of the second quarter of 1999. The Company presently has commitments from investors to purchase in excess of $12,000 of Preferred Stock and expects to sell additional shares of Preferred Stock in the private offering.

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                       1997, THE THREE MONTH PERIOD ENDED
                      DECEMBER 31, 1996 AND FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 28, 1996
        (DOLLARS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND PER NOTE DATA)

         The following table sets forth as of September 30, 1998 the consolidated short-term debt and capitalization of the Company and as adjusted to give pro forma effect to the issuance of Preferred Stock as if it had occurred as of December 31, 1998:


                                                                                         DECEMBER 31, 1998        DECEMBER 31, 1998
                                                                                               ACTUAL                 PRO FORMA
                                                                                               ------                 ---------

    Short-term debt and current portion of long-term debt                                     $    5,554             $   5,554
                                                                                              ==========             =========
    Long-term debt, net of discount and current portion                                       $  111,819             $ 111,819
                                                                                              ----------             ---------
    Common stock purchase warrants                                                                27,436                27,436
                                                                                              ----------             ---------

    Stockholders' equity (deficit):
       Preferred stock, no par value, authorized 5,000,000 shares; 177,878 and
         273,528 shares issued and outstanding, actual and pro forma, respectively                18,142                27,707
       Common stock, no par value, authorized 20,000,000 shares; 7,728,555 shares
         issued and outstanding, actual and pro forma                                             28,251                28,251
       Additional paid-in capital                                                                    768                   768
       Deferred compensation                                                                        (416)                 (416)
       Accumulated other comprehensive income (loss)                                                 (19)                  (19)
       Accumulated deficit                                                                      (139,281)             (139,281)
                                                                                              ----------             ---------
           Total stockholders' equity (deficit)                                                  (92,555)              (82,990)
                                                                                              ----------             ---------
           Total capitalization                                                               $   46,700             $  56,265
                                                                                              ==========             =========

                                INDEX TO EXHIBITS

Exhibit No.                                 Description
-----------                                 -----------
*3(a)(1)          Articles of Incorporation of the Company, with amendments, through June 12, 1996, filed as Exhibit 3(a)(1) to the
                  Company's Registration Statement on Form S-4 (No. 333-12091).
*3(a)(2)          Articles of Amendment of the Company, dated May 21, 1997 and effective June 3, 1997, filed as Exhibit 3(a)(2) to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 1997.
3(a)(3)           Articles of Amendment of the Company, dated March 29, 1999.
3(b)              Amended and Restated Bylaws of the Company.
*4(a)(1)          Specimen Certificate of the Company's Common Stock, filed as
                  Exhibit 4(a) to the Company's Registration Statement on Form
                  S-4 (No. 333-12091).
4(a)(2)           Specimen Certificate of the Company's 10% Series A Mandatorily
                  Convertible Preferred Stock.
*4(b)             Indenture dated August 1, 1996, between the Company and Fleet
                  National Bank, as trustee, relating to $142,000,000 in
                  principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit 4(b) to the Company's Registration Statement on
                  Form S-4 (No. 333-12091).
*10(a)(1)         Shareholders' Agreement dated April 16, 1993, between the
                  Company and its shareholders, filed as Exhibit 10(m) to the
                  Company's Registration Statement on Form S-4 (No. 333-12091).
*10(a)(2)         Amendment No. 1 to Shareholders' Agreement dated June 17,
                  1994, between the Company and its shareholders, filed as
                  Exhibit 10(n) to the Company's Registration Statement on Form
                  S-4 (No. 333-12091).
*10(a)(3)         Registration Rights Agreement dated May 5, 1995, between the
                  Company and Vanguard Cellular Systems, Inc., filed as Exhibit
                  10(c) to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
*10(a)(4)         Amendment No. 1 to Registration Rights Agreement dated October
                  1995, between the Company and Vanguard Cellular Systems, Inc., filed as Exhibit 10(d) to the Company's Registration Statement
                  on Form S-4 (No. 333-12091).
*10(a)(5)         Subscription Agreement dated October 1995, between the Company and Vanguard Cellular Systems, Inc., filed as Exhibit 10(f) to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
*10(a)(6)         Registration Rights Agreement dated March 1996 between the
                  Company and Toronto Dominion Investments, Inc., filed as
                  Exhibit 10(e) to the Company's Registration Statement on Form
                  S-4 (No. 333-12091).
*10(a)(7)         Exchange and Registration Rights Agreement dated July 30,
                  1996, between the Company and the Initial Purchasers, filed as
                  Exhibit 10(o) to the Company's Registration Statement on Form
                  S-4 (No. 333-12091).
*10(a)(8)         Amended and Restated Common Stock Purchase Warrant granted to
                  Vanguard Cellular Operating Corp., filed as Exhibit 10(k) to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
*10(a)(9)         Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant Agent, filed as Exhibit
                  10(l) to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
*10(a)(10)        Voting Agreement among the Company, Vanguard Cellular
                  Operating Corp. and certain shareholders dated as of November
                  1, 1996, filed as Exhibit 10(ii) to the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1998.
 10(a)(11)        Amendment No. 1 to Voting Agreement among the Company,
                  Vanguard Cellular Operating Corp. and certain shareholders, dated September 30, 1998.
 10(a)(12)        Form of Rights Offering Subscription Agreement for the
                  Company's 10% Series A Mandatorily Convertible Preferred
                  Stock.
*10(b)(1)         Company's 1994 Stock Compensation Plan, filed as Exhibit 10(i)
                  to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
*10(b)(2)         Form of Incentive Stock Option Agreement under the 1994 Stock
                  Compensation Plan, filed as Exhibit 10(k) to the Company's
                  Registration Statement on Form S-4 (No. 333-12091).
*10(b)(3)         Company's 1996 Nonqualified Stock Option Plan, filed as
                  Exhibit 10(g) to the Company's Registration Statement on Form
                  S-4 (No. 333-12091).


*10(b)(4)         Form of Nonqualified Stock Option Agreement under the 1996
                  Nonqualified Stock Option Plan, filed as Exhibit 10(h) to the
                  Company's Registration Statement on Form S-4 (No. 333-12091).
*10(b)(5)         Company's 1997 Long-Term Incentive Plan, as amended, filed as
                  Exhibit 10(jj) to the Company's Quarterly Report on Form 10-Q
                  for the period ended June 30, 1998.
*10(b)(6)         Form of Incentive Stock Option Agreement to the 1997 Long-Term
                  Incentive Plan, filed as Exhibit 10(aa) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997.
*10(b)(7)         Form of Nonqualified Stock Option Agreement to the 1997
                  Long-Term Incentive Plan, filed as Exhibit 10(bb) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997.
*10(c)(1)         Assignment of License Agreement dated June 15, 1993 among
                  Gerald Singer and Arthur Murphy as Licensors, Michael R. Jones
                  as Licensee and Network Licensing, Inc. as Assignee, filed as
                  Exhibit 10(q) to the Company's Registration Statement on Form
                  S-4 (No. 333-12091).
*10(c)(2)         Security Agreement dated June 16, 1993 between Michael R.
                  Jones and Network Licensing, Inc, filed as Exhibit 10(r) to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
*10(c)(3)         Sublicense dated June 16, 1993 between Network Licensing, Inc.
                  and the Company, filed as Exhibit 10(s) to the Company's
                  Registration Statement on Form S-4 (No. 333-12091).
*10(c)(4)         Settlement Agreement and Mutual General Release dated as of
                  September 6, 1994 among Gerald R. Singer, Arthur J. Murphy,
                  Lenora Singer, Joan Murphy, Network Licensing, Inc. and the
                  Company, filed as Exhibit 10(t) to the Company's Registration
                  Statement on Form S-4 (No. 333-12091).
*10(c)(5)         Amended and Restated Patent Rights Assignment/Consulting
                  Agreement dated as of March 29, 1995 between Joseph F.
                  Stratton and the Company, filed as Exhibit 10(u) to the
                  Company's Registration Statement on Form S-4 (No. 333-12091).
*10(c)(6)         Agreement Regarding Licensing matters dated as of January 22,
                  1996 among Michael R. Jones, Network Licensing, Inc. and the
                  Company, filed as Exhibit 10(v) to the Company's Registration
                  Statement on Form S-4 (No. 333-12091).
*10(c)(7)         Letter Agreement dated July 22, 1996 between Gerald Singer,
                  Arthur J. Murphy and the Company, filed as Exhibit 10(w) to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
*10(c)(8)         Assignment dated as of July 23, 1996 from Network Licensing,
                  Inc. to the Company, filed as Exhibit 10(x) to the Company's
                  Registration Statement on Form S-4 (No. 333-12091).
*10(c)(9)         Patent License Agreement dated August 20, 1997, between the
                  Company and Coupco, Inc, filed as Exhibit 10(cc) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
*10(c)(10)        Patent Purchase Agreement dated May 22, 1998, between the
                  Company, Credit Verification Corporation and David W. Deaton,
                  filed as Exhibit 10(hh) to the Company's Quarterly Report on
                  Form 10-Q for the period ended June 30, 1998 (Portions of this exhibit have been omitted pursuant to a request for
                  confidential treatment)
 10(c)(11)        Letter Agreement dated October 2, 1998 between Leona R.
                  Singer, Trustee under the Gerald And Leona R. Singer Family
                  Trust, Arthur J. Murphy and the Company.
*10(d)(1)         Letter Agreement dated March 17, 1997 between the Company and
                  Thomas A. Manna, filed as Exhibit 10(ee) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997.
 10(d)(2)         Severance and Release Agreement dated January 23, 1999 between the Company and Thomas A. Manna.
*10(d)(3)         Form of Employment, Noncompetition and Nondisclosure
                  Agreement, filed as Exhibit 10(aa) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997.
10(d)(4)          Employment Agreement dated January 7, 1999 between the Company and Paul Nash.
*10(e)(1)         Management Services Agreement dated June 17, 1998, between the
                  Company and Vanguard Cellular Financial, filed as Exhibit
                  10(kk) to the Company's Quarterly Report on Form 10-Q for the
                  period ended June 30, 1998.
*21               List of Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 27               Financial Data Schedule.

-----------------
   * Incorporated by reference to the statement or report indicated.



                          STATEMENT OF DIFFERENCES
                          ------------------------



The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'
The service mark symbol shall be expressed as ........................ 'sm'
The section symbol shall be expressed as ............................. 'SS'
The paragraph symbol shall be expressed as ........................... [p]