Form 10-Q
period 1999-03-31
INTER ACT SYSTEMS INC
filed 1999-05-17
CIK 935086

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999
                               ----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER  333-12091
                       -----------


                        INTER*ACT SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                                 56-1817510
-------------------------------------     --------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                               14 WESTPORT AVENUE
                           NORWALK, CONNECTICUT 06851
          (Address of principal executive offices, including zip code)

                                 (203) 750-0300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X   YES          NO
-----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1999, the number of shares outstanding of the registrant's Common Stock, was 7,728,555 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

                                     INDEX

                                                                                                     Page
                                                                                                     ----
Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998 .....................
Consolidated Statements of Income for the three-month periods ended
     March 31, 1999 (unaudited) and March 31, 1998 (unaudited) .....................................
Consolidated Statements of Cash Flows for the three-month periods ended
     March 31, 1999 (unaudited) and March 31, 1998 (unaudited) .....................................
Notes to Consolidated Financial Statements .........................................................

Items 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....


Part II - Other Information

Item 1. Legal Proceedings ..........................................................................

Item 2. Changes in Securities and Use of Proceeds ..................................................

Item 4. Submission of Matters to a Vote of Security Holders ........................................

Item 6. Exhibits and Reports on Form 8-K ...........................................................

Signatures .........................................................................................

ITEM 1. FINANCIAL STATEMENTS

                        INTER*ACT SYSTEMS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,      DECEMBER 31,
                                                                                --------       -----------
                                                                                  1999             1998
                                                                                  ----             ----
                                                                               (UNAUDITED)
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                        ASSETS
                        ------
Current assets:
   Cash and cash equivalents                                                    $  13,302       $  14,166
   Receivables, net                                                                 4,212           3,667
   Other current assets                                                             4,567           2,964
                                                                                ---------       ---------
        Total current assets                                                       22,081          20,797

Property, plant and equipment, net                                                 27,548          28,102
Bond issuance costs, net                                                            2,588           2,776
Patents, licenses and trademarks, net                                               8,531           8,771
Other noncurrent assets                                                                45              45
                                                                                ---------       ---------
        Total assets                                                            $  60,793       $  60,491
                                                                                =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

Current liabilities:
   Accounts payable                                                             $   2,127       $   3,075
   Accrued expenses                                                                 3,119           3,016
   Current portion of long-term debt                                                5,432           5,554
   Deferred revenue                                                                 2,110           2,146
                                                                                ---------       ---------
        Total current liabilities                                                  12,788          13,791

Long-term debt, net of discount and current portion                               115,182         111,819
                                                                                ---------       ---------
        Total liabilities                                                         127,970         125,610
                                                                                ---------       ---------
Common stock purchase warrants
Commitments and contingencies note 7                                               27,436          27,436
                                                                                ---------       ---------
Stockholders' equity (deficit):
   Preferred Stock, authorized 5,000,000 shares; 10% Series A Mandatorily
      Convertible Preferred Stock, no par value, authorized 700,000 shares; 273,528 and 177,878 shares issued and outstanding at March
      31, 1999 and December 31, 1998, respectively                                 28,166          18,142
   Common stock, no par value, authorized 20,000,000 shares; 7,728,555
      shares issued and outstanding at March 31, 1999 and December 31, 1998        28,251          28,251
   Additional paid-in capital                                                         768             768
   Deferred compensation                                                             (378)           (416)
   Accumulated other comprehensive income (loss)                                      (33)            (19)
   Accumulated deficit                                                           (151,387)       (139,281)
                                                                                 ---------       ---------
         Total stockholders' equity (deficit)                                     (94,613)        (92,555)
                                                                                 ---------       ---------
         Total liabilities and stockholders' equity (deficit)                    $  60,793       $  60,491
                                                                                 =========       =========


             The accompanying notes are an integral part of these
                        consolidated balance sheets.

                        INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                           MARCH 31,     MARCH 31,
                                                             1999          1998
                                                             ----          ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                (UNAUDITED)
Gross sales                                               $  4,053       $    695
  Less: Retailer reimbursements                               (848)          (412)
                                                          --------       --------
        Net sales                                            3,205            283
                                                          --------       --------

Operating expenses:
  Direct costs                                               2,387          2,282
  Selling, general and administrative expenses               6,555          9,568
  Depreciation and amortization of intangible assets         2,160          1,475
                                                          --------       --------

        Total operating expenses                            11,102         13,325
                                                          --------       --------

Operating loss                                              (7,897)       (13,042)
                                                          --------       --------
Other income (expense):
  Interest income                                               75            510
  Interest expense                                          (5,553)        (4,833)
                                                          --------       --------
        Total other expense                                 (5,478)        (4,323)
                                                          --------       --------

Loss before extraordinary item and income taxes            (13,375)       (17,365)
Income taxes                                                    --
                                                          --------       --------
        Net loss before extraordinary item                 (13,375)       (17,365)
Extraordinary item--gain on extinguishment of debt           1,728             --
                                                          --------       --------
        Net loss                                           (11,647)       (17,365)

Preferred stock dividends accrued                             (459)            --
                                                          --------       --------
Net loss attributable to common stock                     $(12,106)      $(17,365)
                                                          ========       ========

Per share information:

Net loss per common share before extraordinary item:
  Basic and diluted                                          (1.79)         (2.25)
  Extraordinary item--gain on extinguishment of debt           .22             --
                                                             -----          -----
Net loss per common share:
  Basic and diluted                                          (1.57)         (2.25)

Common shares used in computing per share
  amounts:
  Basic and Diluted                                          7,729          7,729
                                                             =====          =====


 The accompanying notes are an integral part of these consolidated statements.

                        INTER*ACT SYSTEMS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                      MARCH 31,     MARCH 31,
                                                                        1999          1998
                                                                        ----          ----
                                                                          (IN THOUSANDS)
                                                                           (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                          $(11,647)     $(17,365)
   Items not affecting cash and cash equivalents:
   Depreciation and amortization of fixed and intangible assets         2,160         1,475
   Loss on disposal of assets                                              --           270
   Non-cash interest on discounted bonds                                5,473         4.826
   Extraordinary gain on extinguishment of debt                        (1,728)           --
   Other items, net                                                         3            39
   Changes in working capital:
      Receivables, net                                                   (545)          135
      Accounts payable and accrued expenses                              (850)       (1,387)
      Other current assets                                             (1,603)          121
      Deferred revenues                                                   (36)         (131)
                                                                     --------      --------
         Net cash used in operating activities                         (8,773)      (12,017)
                                                                     --------      --------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                      (1,272)       (1,833)

   Patent acquisition costs                                                --           (90)
                                                                     --------      --------
         Net cash used in investing activities                         (1,272)       (1,923)
                                                                     --------      --------

Cash flows from financing activities:
   Net proceeds from issuance of 14% Senior Notes                          --            --
   Long-term debt repayments                                             (123)           --
   Long-term debt retirements                                            (194)           --
   Proceeds from common stock issuance, net                                --            --
   Proceeds from preferred stock issuance                               9,565            --
   Amount due (from) to related parties, net                               --            --
                                                                     --------      --------
         Net cash provided by financing activities                      9,248            --
                                                                     --------      --------

Foreign exchange effects on cash and cash equivalents                     (67)           (5)
                                                                     --------      --------
Net decrease in cash and cash equivalents                                (864)      (13,945)

Cash and cash equivalents at beginning of period                       14,166        45,211
                                                                     --------      --------
Cash and cash equivalents at end of period                           $ 13,302      $ 31,266
                                                                     ========      ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                       $      2      $
                                                                     ========      ========

Supplemental disclosures of non-cash investing
   and financing activities:
   Dividends payable in preferred stock                              $    459      $     --
                                                                     ========      ========


 The accompanying notes are an integral part of these consolidated statements.

                        INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


1.      BUSINESS DESCRIPTION

        Inter*Act Systems, Incorporated ("Inter*Act" or the "Company") operates one of the nation's largest electronic marketing networks linked to supermarket retailers' loyalty card databases that can reach shoppers both in-store and on the Internet. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to deliver shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ("ILN"), comprises over 2,700 server-based Smart Terminals'TM' located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called "Shopper Perks'sm'". The Smart Terminals'TM' are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This in-store network allows Shopper Perks'sm' to offer consumers, in selected markets at this time, the only commercial scale in-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. No paper is required at any time. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

        Certain factors could affect Inter*Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties, (vii) the intensely competitive nature of the consumer product and promotional industry and (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business.

        From inception to March 31, 1999, the Company has not had significant revenues relative to its expenses, has incurred recurring losses and has experienced negative operating cash flow, and there is no assurance that the product the Company has developed will achieve widespread success in the marketplace. In addition to increasing its revenues, the Company intends to raise additional equity or debt capital to fund its ongoing expansion plans. There is no assurance that such additional financing can be obtained. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, together with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 2000, assuming that the payment date for certain indebtedness due June 1, 1999, is extended.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

     The accompanying interim financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management. all adjustments. which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. NOT INCOME (LOSS) PER SHARE

     The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128. net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. In all periods presented, the impact of convertible preferred stock, stock options and warrants was anti-dilutive. and basic and diluted EPS are the same.

4. COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company has chosen to disclose comprehensive income (loss), which for the 1999 and 1998 periods includes its net loss and foreign currency translation adjustments, in its consolidated statements of stockholders' equity.

Comprehensive income and its components are as follows:

                                          Three Months Ended
                                                March 31
                                          1999            1998
                                              (Unaudited)
                                             (In thousands)
Net Loss                               $(11,647)        $(17.365)
                                       --------         --------

Other comprehensive income (loss)
  Translation adjustments                   (14)              (5)
                                            ---               --

  Other comprehensive income (loss)         (14)              (5)
                                            ---               --
Comprehensive loss                     $(11,661)        $(17,370)

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of cumulative adjustments as of the end of the periods.

5. SEGMENT REPORTING

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision-maker on a consolidated basis and the Company operates in only one segment.

6. REPURCHASE OF NOTES

     During March 1999, the Company repurchased an aggregate of $2.4 million (face value) of its outstanding 14% Senior Discount Notes due 2003 (the "Notes") with a net value (of unamortized discounts and related debt issuance costs) of $1.9 million at a cost of $194.000. The Company realized a net extraordinary gain on the repurchase of $1.7 million.

7. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina Marketing Corporation ("Catalina Marketing") alleging that Catalina Marketing has infringed United States Patent No. 4,554,446 (the "'446 Patent") under which the Company is licensee. The Company alleges that Catalina Marketing is infringing this patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina Marketing to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint was amended to add additional detail, and

Catalina Marketing has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina Marketing asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Marketing Patent U.S. Patent No. 5,612,868 (the "'868 Patent"). The Company answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims will proceed and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

     In January 1998, Catalina Marketing International, Inc. ("Catalina International," a subsidiary of Catalina Marketing) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the "'041 Patent") which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo Information Solutions, Inc. ("Thermo") and Coleman Research Corporation ("Coleman"), who have manufactured terminals pursuant to an agreement with the Company. In April 1999 Catalina International voluntarily dismissed the count against defendants Thermo and Coleman without prejudice. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action was recently consolidated with the litigation involving the '446 Patent and the'868 Patent for purposes of discovery and trial.

     On May 27, 1998, the Company filed a new suit against Catalina Marketing alleging that Catalina Marketing has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and
5,638,457 (collectively, the "Deaton Patents"), which the Company acquired in 1998. The Company alleges that Catalina Marketing is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina Marketing to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit. Catalina Marketing answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the Deaton Patents. This action has been brought in the United States District Court in the District of Connecticut. Catalina Marketing has also challenged some of the claims of six of the Deaton Patents by provoking interference proceeding in the U.S. Patent and Trademark Office. The

Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified by reference to and should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this report. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other period.

     The Company is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer product manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company has also started offering consumers, in selected markets at this time, the only in-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ("ILN"), utilizes patented, multimedia touch-screen terminals, or Smart Terminals'TM', located in the entrance area of retail grocery stores, in addition to a Company-owned Internet web site called "Shopper Perks'sm'". The in-store terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This in-store technology, networked to the Company's headquarters, also enables the same day in-store electronic fulfillment of Internet selected promotions. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

     During 1996, 1997 and most of 1998, the Company recognized revenue as electronic discounts were redeemed at store cash registers. Manufacturers paid a fee to the Company for each redemption. The fee was composed of (i) a retailer processing fee, (ii) a redemption fee and (iii) the face value of the coupon, The Company, in turn, passed through both the retailer processing fee, which was included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company recorded as net sales the redemption fee and the retailer processing fee paid by the Manufacturers.

     Beginning in 1998, the Company also had arrangements with Manufacturers whereby the Company received a fixed payment over a fixed period. In these cases, the Company recognizes revenue on a ratable basis over the fixed period during which it is providing service or exclusivity to such Manufacturers, as well as the retailer processing fee paid by the Manufacturers. The Company expects this to be the revenue model under which it principally operates in 1999 and future periods.

     Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions or a portion of the fixed contract amount, as applicable and these amounts are recorded as deferred revenue until earned through redemption activity or, for fixed fee arrangements, through the passage of time, during the contract period.

     Direct costs of the Company consist of such expenditures for direct store support, paper used in the terminals to print shopping lists and recipes, direct marketing costs. telecommunications between the stores and the Company and retailer processing fees. Selling, general and administration expenses include items relating to sales and marketing, administration, non-paid promotional expenses and royalties payable under certain patent agreements.

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

     To date, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders deficit of $94.6 million as of March 31, 1999 and has incurred cumulative losses of $151.4 million through March 31, 1999. The Company expects to incur substantial additional costs to install additional ILN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in the remainder of 1999 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, sustain such profitability.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1998

     The Company had an installed base of 2,631 terminals in 1,777 stores as of March 31. 1999 as compared to 2,142 terminals in 1,338 stores as of March 31, 1998. During the first quarter of 1999, the Company entered into contracts to install the ILN in Eagle Food Centers, a chain located principally in Illinois, and Cub Foods, a chain located principally in Georgia.

     Net sales during the three-month period ended March 31, 1999 increased to $3.2 million from $283,000 in the 1998 period, primarily as a result of the larger installed base of ILN terminals and the Company's European expansion.

     Operating loss for the three-month period ended March 31, 1999 was $7.9 million versus $13.0 million in the 1998 comparable period. The improvement in operating results for the quarter resulted from increased revenue of $2.9 million and lower selling, general and administrative ("S,G&A") costs of $3.0 million partially offset by increased depreciation and telecommunication expenses. Contributing to the favorable impact on S,G&A expense was a $2.4 million reduction in non-paid and special promotion costs as well as savings in travel and entertainment, ILN terminal shipping charges and office expansion costs totaling $469,000. Depreciation and telecommunication charges increased by $520,000 and $171,000 respectively, reflecting the addition of approximately 489 terminals installed in 439 additional stores from March 31, 1998 to March 31, 1999.

     Net loss for the three-month period ended March 31, 1999 decreased by approximately $5.8 million from $17.4 million to $11.6 million primarily due to lower operating losses of $5.1 million, and an extraordinary gain on the repurchase of debt of $1.7 million partially offset by higher interest expense of $720,000 and lower interest income of $435,000. Interest expense of $5.6 million represents non-cash interest expense on the issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 (See "--Liquidity and Capital Resources"). Interest income of $75,000 for the first three months of 1999 reflects a decreased average cash balance during the first three months of 1999 versus the comparable period in 1998, Cash and cash equivalents at March 31, 1999 were $13.3 million as compared to $31.3 million at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999 and the three-month period ended March 31, 1998, respectively, cash used in operating activities was $8.8 million and $12.0 million, respectively. From inception to March 31, 1999, the Company has generated minimal revenue yet incurred expenses related to the development of its ILN technology, test marketing the product and recruiting additional personnel. The Company has funded its operations through private sales of equity and debt securities.

     From its inception to March 31, 1999, the Company's shareholders have contributed approximately $57.2 million of equity to the Company through a series of private offerings of common stock (the "Common Stock"), the conversion of approximately $2.0 million in stockholder debt to Common Stock and a private offering of the Company's 10% Series A Mandatorily Convertible Preferred Stock (the "Preferred Stock").

     The private offering of Preferred Stock began in July 1998 when the Board of Directors authorized the sale of up to $40 million of Preferred Stock, first to the Company's shareholders and then to other investors. The Preferred Stock originally offered was convertible into Common Stock at a conversion rate of $10.00 per share of Common Stock. As of December 31, 1998, the Company had issued and sold 177,878 shares of Preferred Stock for gross proceeds of approximately $17.8 million. In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Preferred Stock and the Board increased the aggregate offering of Preferred Stock to $70 million. Such changes consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of Common Stock into which each share of Preferred Stock is convertible, (ii) an increase in the number of votes per share of Preferred Stock from 10 to the number of shares of Common Stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Preferred Stock issued prior to the effective date of the changes and all additional shares Preferred Stock to be issued in the private offering. During the first quarter of 1999, the Company issued and sold an additional 95,650 shares of Preferred Stock representing additional gross proceeds of approximately $9.6 million. Included within such shares were 75,000 shares sold to an institutional investor for an aggregate purchase price of $7.5 million. In connection with such investment, the Company has undertaken to raise no less then an additional $12 million in proceeds from the sale of Preferred Stock prior to June 30, 1999.

     In May 1998, the Company issued, in connection with the acquisition of certain intellectual property, a note payable in the amount of approximately $5.8 million. This note, which bears interest at 5.5% per year, is payable on June 1, 1999. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of Common Stock, as defined, the note would then be convertible into a number of shares of the Company's Common Stock, equal to the then-outstanding principal balance and accrued interest divided by $60.00, with an additional provision that if the market value of such common stock is less than $60 per share, the Company will pay, in cash or Common Stock, the difference between the value of such Common Stock and $60 per share. The Company does not expect to complete a qualifying initial public offering by June 1, 1999, and expects to negotiate an extension of the payment date with the holder. This note is reflected as a current liability in the Company's consolidated balance sheet as of March 31, 1999.

     In 1996, the Company consummated a private offering of debt securities (the "Private Placement") for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of Common Stock of the Company at $.Ol per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Warrant Purchase Agreement) had not been completed and, as a result, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of Common Stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997, the Company consummated an exchange offer whereby the holders of the Notes issued in the Private Placement exchanged such Notes for identical new Notes that were registered under the Securities Act of 1933, as amended, and that do not bear legends restricting the transfer thereof.

     In March 1999, the Company repurchased Notes with an aggregate face value of approximately $2.4 million, for an aggregate of $194,000 in cash. The Warrants originally issued as part of the offering of the Notes continue to be outstanding after the repurchase of the Notes. This repurchase of Notes resulted in an extraordinary gain on extinguishment of debt of $1.7 million.

     At March 31, 1999, the Company had working capital of $9.3 million, compared to working capital of $25.8 million at March 31, 1999. Total cash and cash equivalents at March 31, 1999 and March 31, 1998 was $13.3 million and $31.3 million, respectively. The Company's current level of indebtedness, amounting to approximately $120.6 million, represents long-term debt resulting from the Private Placement and from the purchase of certain intellectual property. Approximately $5.4 million of such indebtedness is due to be repaid on June 1, 1999. The Company expects to negotiate an extension of the payment date with the holder of such indebtedness.

     In the period ended March 31, 1999, cash used in investing activities was $1.3 million, primarily reflecting disbursements for net capital expenditures of $1.3 million. Such net capital expenditures included ILN equipment and components, fixtures, furniture and equipment for office expansion, and other equipment. The Company estimates its 1999 capital expenditures will be approximately $20.0 million, to be used primarily for ILN equipment.

     Cash provided by financing activities during the period ended March 31, 1999 was $9.2 million resulting primarily from the Preferred Stock issuance. No cash was provided by financing activities during the period ended March 31, 1998.

     The Company will require additional proceeds from the sale of Preferred Stock and financing from other sources to fund capital expenditures, working capital requirements and operating losses incurred in connection with the increased commercialization of its ILN. The Company presently has nonbinding commitments from investors to purchase in excess of $12.0 million of Preferred Stock, although no assurances can be given that such purchases will occur. The Company expects to raise additional equity capital from the Preferred Stock offering. The Company has entered into an agreement with a leasing company to lease up to $3.0 million of terminals and related equipment, with a right of first refusal on up to $10.0 million in additional lease financing. There is no assurance that such additional capital or equipment financing can be obtained. In the event that such additional capital or equipment financing is not obtained, the Company believes that existing cash and cash equivalents, together with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 2000, assuming an extension of the due date for indebtedness to be repaid on June 1, 1999.

     Because of the Company's early stage of development and the risks inherent in its business, there are a number of material uncertainties that could result in shortfalls in revenue. For example, shortfalls could occur if the Company experiences delays in installations of the ILN such that growth in the network and Manufacturer promotions is delayed.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock.

     If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. The Indenture related to the Notes permits the Company to incur additional indebtedness, subject to certain limitations. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned ILN installations, expand either the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software programs may be coded to accept only two-digit entries in their respective date code fields and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced to distinguish such dates and properly perform date manipulations in accordance with such systems' intended uses (i.e., "Year 2000 compliant"). Since December 1997, the Company has been surveying and assessing its known business-critical, date-sensitive systems for Year 2000 compliance. The Company has also begun investigating the Year 2000 compliance of all its business-critical service vendors. In assessing its Year 2000 compliance, the Company is examining its information technology infrastructure. The Company's Year 2000 compliance project has included an examination, assessment and remediation of its interactive terminal network, which the Company considers integral to its information technology infrastructure. In addition, the Company is assessing the Year 2000 compliance of certain of its business-critical, non-information technology systems, such security systems and other services for its central and satellite. The survey and assessment phase of the Company's Year 2000 compliance project is substantially complete with respect to the Company's internal systems.

     In July 1998, the Company completed its source code review of all internally developed software. The Company has corrected all problems found and has incorporated the necessary changes into the most recent software release, deployed in the first quarter of 1999. The Company also began testing all of its production systems developed in-house in July 1998. The tests conducted by the Company exercised all components of such production systems, including in-house software, third-party software, and client software. The Company's tests of its production systems, completed in the first quarter of 1999, identified relatively few problems that had not already been identified by the source code review. All problems found during testing were corrected through software maintenance procedures. With the Company's Year 2000 compliance testing complete, the Company has initiated an on-going compliance testing program so that any system changes in internally developed software that the Company may implement in the future do not introduce any new non-compliance issues.

     The Company has completed its assessment of all central office and in-store computer equipment. In doing so, the Company has identified the systems that will require upgrades to become Year 2000 compliant. Approximately 600 out of the Company's approximately 4500 in-store computer systems were not Year 2000 compliant. All non-compliant systems originated from a single computer vendor. That vendor has identified two software patches that it claims will effectively circumvent the non-compliance problems, one patch for the Company's interactive terminal systems and one for its server systems. The Company has tested and deployed the patch required for the Company's interactive terminal systems. The vendor has indicated that the patch needed for the store server systems will be available in the second quarter of 1999. After the Company has successfully completed testing of the server patch, the Company intends to implement the patch at all its affected locations as soon as practicable thereafter.

     The Company has identified 107 of its service vendors as critical to the Company's business, The Company has contacted all of these business-critical vendors to determine their status with respect to Year 2000 compliance. To date, the Company has received responses from 28 of these vendors. All vendors who responded indicated that they were not yet fully Year 2000 compliant but were executing a plan to become so. Failure of third-party equipment, software or content to operate properly with respect to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company cannot guarantee that the systems of its service vendors or other companies on which it relies will be Year 2000 compliant.

     The Company estimates that the cost of becoming Year 2000 compliant will be approximately $200.000. The Company expects to expense any costs relating to remedying Year 2000 problems as such costs are incurred. To date, the Company has spent approximately $155,000 on such problems. Of these expenses, approximately $95,000 were related to reprogramming or replacing software; approximately $45,000 were related to replacing or upgrading of hardware; and approximately $60,000 were project management and administrative expenses. All of those costs have been funded through the Company's operating cash flows.

     Although the assessment is still underway, management currently believes that all business-critical internally developed systems will be compliant by the year 2000 and that the hardware and software that make up the Company's information technology infrastructure is substantially Year 2000 compliant, However, there can be no assurance that the systems of other companies on which the Company relies also will be converted on time or that any such failure to convert by another company would not have an adverse effect on the Company's operations. Breakdowns in the service infrastructure that supports the Company's network could have an impact on the Company's operations, including the loss of communication links with certain stores, loss of electric power to the Company's central office or to isolated store systems, inability to process transactions because of failure in the Company's retail clients' point of sales systems, and an inability to execute purchases for new equipment, or engage in similar business activities.

     To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company intends to establish contingency plans based on its actual testing experience with its vendor base and its on-going assessment of the risks posed by the non-compliance of third party vendors and others. The Company expects to have such contingency plans in place by July 31, 1999.

     Because resolving Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of information technology budgets and attention in the near term, the impact of the year 2000 on the Company's future revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forwarding-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN (as defined herein) and the uncertainty of market acceptance for the ILN,
(iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties, (vii) the intensely competitive nature of the consumer product and promotional industry,
(viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more specific description of these risks. The Company's discussion of its Year 2000 compliance project under the heading "Year 2000 Compliance" also contains forward-looking statements that are subject to risks and uncertainties that could cause the actual results to differ from those projected. These include the risks associated with unforeseen technological issues connected with the Company's own Year 2000 compliance project and the compliance efforts of third parties on whom the Company relies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in litigation with Catalina Marketing Corporation and its subsidiary, Catalina Marketing International, Inc., involving alleged patent infringement. See Note 3 "Legal Proceedings" of Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 1O-Q, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In 1998, the Board of Directors of Company established a series of preferred stock of the Company--the 10% Series A Mandatorily Convertible Preferred Stock (the "Preferred Stock")-- and approved the sale of up to $40 million of Preferred Stock in a private offering in reliance on exemptions from registration of such shares contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended (the "1933 Act"), because the offers and sales of such shares were limited to the Company's existing shareholders and others who are "Accredited Investors" (as defined in Regulation D) and up to 35 of the Company's existing shareholders who are "qualified investors" (as defined in Regulation D). As of December 31, 1998, the Company had sold and issued 177,878 shares of Preferred Stock at a purchase price of $100.00 per share resulting in approximately $17.8 million in gross proceeds, $100,000 of which was received in the form of satisfaction of accounts payable and the balance of which was received in cash. The proceeds of the offering were and continue to be used to fund capital expenditures, working capital requirements and operating losses incurred in connection with the ongoing roll-out of the Company's ILN during 1999 and for general corporate purposes.

     In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the terms of the Preferred Stock and the Board of Directors increased the aggregate number of shares of the Preferred Stock offered to 700,000 at a price of $100.00 per share for an aggregate offering price of $70 million. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this Quarterly Report on Form 10-Q. The changes apply to all shares of Preferred Stock previously issued and to be issued pursuant to the private offering. During the first quarter of 1999, the Company issued and sold an additional 95,650 shares of Preferred Stock at a price of $100 per share which, after accrual of an aggregate of $375,000 in commissions payable, resulted in net cash proceeds to the Company of approximately $9.2 million.

     Each share of Preferred Stock is automatically convertible into a number of shares of the Company's common stock (the "Common Stock") equal to the "Liquidation Preference" ($100.00 plus accrued and unpaid dividends) on the date of conversion divided by the Conversion Price ($8.50, subject to adjustment in certain events) upon (i) the closing of a Qualified Public Offering (defined below), (ii) the closing of any Transaction (defined below) in which each holder of shares of Preferred Stock is entitled to receive an amount of cash or marketable securities having a current market value at least equal to the Liquidation Preference of such shares of Preferred Stock (a "Qualified Transaction") or (iii) the vote of not less than 75% of the outstanding shares of Preferred Stock. "Qualified Public Offering" means a firm commitment public offering of the Common Stock pursuant to a registration statement declared effective under the 1933 Act, underwritten by a securities firm of nationally recognized standing with an aggregate offering price to the public of not less than $30 million and a price per share not less than the Conversion Price. "Transaction" means any transaction (including, without limitation, a merger, consolidation, share exchange, sale, lease or other disposition of all or substantially all of the corporation's assets) in connection with which the previously outstanding Common Stock shall be changed into or exchanged for different securities of the corporation or capital stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of the foregoing. At the option of the holder, each share of Preferred Stock is also convertible at any time into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of shareholders of the Company held on March 26, 1999, the shareholders approved an amendment to the Company's Articles of Incorporation which replaced the existing Statement of Rights and Preferences of the 10% Series A Mandatorily Convertible Preferred Stock in its entirety with an Amended and Restated Statement of Rights and Preferences of the 10% Series A Mandatorily Convertible Preferred Stock. Such amendment changed the terms of the Company's Preferred Stock. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part I of this Quarterly Report on Form 10-Q and Item 2. "Changes in Securities and Use of Proceed" in Part II of this Quarterly Report on Form 10-Q. The Amended and Restated Statement of Rights and Preferences of the 10% Series A Mandatorily Convertible Preferred Stock is set forth in the Articles of Amendment of the Company listed as Exhibit No. 3(a)(3) in Item 6. "Exhibits and Reports on Form 8-K" in Part II of this Quarterly Report on Form 10-Q. The number of votes cast for and against the proposed amendment, and the number of abstentions and broker nonvotes, were as follows.

     For         Against           Abstained            Broker Nonvotes
     ---         -------           ---------            ---------------
  7,902,531       4,000               0                        0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                           DESCRIPTION
----------                           -----------
*3(a)(1)       Articles of Incorporation of the Company, with amendments through
               June 12, 1996, filed as Exhibit 3(a) to the Company's
               Registration Statement on Form S-4 (Registration 333-12091).

*3(a)(2) Articles of Amendment of the Company, dated May 21, 1997 and effective June 3, 1997, filed as Exhibit 3(a)(2) to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               1997.

*3(a)(3)       Articles of Amendment of the Company, dated and effective March
               29, 1999, filed as Exhibit 3(a)(3) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1998.

*3(b) Amended and Restated Bylaws of the Company filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*4(a)(1)       Specimen Certificate of the Company's Common Stock, filed as
               Exhibit 4(a) to the Company's Registration Statement of Form S-4
               (Registration 333-12091).

*4(a)(2)       Specimen Certificate of the Company's 10% Series A Mandatorily
               Convertible Preferred Stock, filed as Exhibit 4(a)(2) to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998.

*4(b)(1) Shareholders' Agreement dated April 16, 1993, between the Company and its shareholders, filed as Exhibit 10-m to the Company's
               Registration Statement on Form S-4 (No. 333-12091).

*(b)(2) Amendment No. 1 to Shareholders' Agreement dated June 17, 1994, between the Company and its shareholders, filed as Exhibit 10(n) to the Company's Registration Statement on Form S-4 (No.
               333-12091).

*4(c)          Indenture dated August 1, 1996, between the Company and Fleet
               National Bank, as trustee, relating to $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit
               4(b) to the Company's Registration Statement on Form S-4
               (Registration 333-12091).

*4(d)          Warrant Agreement dated August 1, 1996, between the Company and
               Fleet National Bank, as Warrant Agent, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended
               September 28, 1996.

 27.           Financial Data Schedule.

*Incorporated by reference to the statement or report indicated.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                INTER*ACT SYSTEMS, INCORPORATED

                                                             Date
                                                             ----

By: /s/ STEPHEN R. LEEOLOU                                May 14, 1999
    -------------------------------------
           Stephen R. Leeolou
    Chairman & Chief Executive Officer


By: /s/ RICHARD A. VINCHESI                               May 14, 1999
    -------------------------------------
         Richard A. Vinchesi
        Senior Vice President,
       Chief Operating Officer &
        Chief Financial Officer



                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The service mark symbol shall be expressed as ........................ 'sm'