Form 10-Q/A
period 1999-03-31
INTER ACT SYSTEMS INC
filed 1999-05-24
CIK 935086

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               AMENDMENT NO. 1 TO
                         QUARTERLY REPORT ON FORM 10-Q
                              DATED MARCH 31, 1999
(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

________________________________________________________________________________

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements
             Consolidated Balance Sheets -- March 31, 1999 (unaudited) and December 31, 1998...............     1
             Consolidated Statements of Income for the three-month periods ended March 31, 1999 (unaudited)
             and March 31, 1998 (unaudited)................................................................     2
             Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999
             (unaudited) and March 31, 1998 (unaudited)....................................................     3
             Notes to Consolidated Financial Statements....................................................     4
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............     7

PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings................................................................................    13
Item 2.   Changes in Securities and Use of Proceeds........................................................    13
Item 4.   Submission of Matters to a Vote of Security Holders..............................................    14
Item 6.   Exhibits and Reports on Form 8-K.................................................................    14
Signatures.................................................................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INTER*ACT SYSTEMS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           THREE MONTHS ENDED
                                                                                       --------------------------
                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         1999            1998
                                                                                       ---------      ----------
                                                                                       (UNAUDITED)

                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................   $  13,302      $   14,166
     Receivables, net...............................................................       4,212           3,667
     Other current assets...........................................................       4,567           2,964
                                                                                       ---------     ------------
          Total current assets......................................................      22,081          20,797
Property, plant and equipment, net..................................................      27,548          28,102
Bond issuance costs, net............................................................       2,588           2,776
Patents, licenses and trademarks, net...............................................       8,531           8,771
Other noncurrent assets.............................................................          45              45
                                                                                       ---------     ------------
          Total assets..............................................................   $  60,793      $   60,491
                                                                                       ---------     ------------
                                                                                       ---------     ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable...............................................................   $   2,127      $    3,075
     Accrued expenses...............................................................       3,119           3,016
     Current portion of long-term debt..............................................       5,432           5,554
     Deferred revenue...............................................................       2,110           2,146
                                                                                       ---------     ------------
          Total current liabilities.................................................      12,788          13,791
Long-term debt, net of discount and current portion.................................     115,182         111,819
                                                                                       ---------     ------------
          Total liabilities.........................................................     127,970         125,610
                                                                                       ---------     ------------
Common stock purchase warrants......................................................      27,436          27,436
                                                                                       ---------     ------------
Commitments and contingencies note 7
Stockholders' equity (deficit):
     Preferred Stock, authorized 5,000,000 shares; 10% Series A Mandatorily
      Convertible Preferred Stock, no par value, authorized 700,000 shares; 273,528 and 177,878 shares issued and outstanding at March 31, 1999 and December 31,
      1998, respectively............................................................      28,166          18,142
     Common stock, no par value, authorized 20,000,000 shares; 7,728,555 shares
      issued and outstanding at March 31, 1999 and December 31, 1998................      28,251          28,251
     Additional paid-in capital.....................................................         768             768
     Deferred compensation..........................................................        (378)           (416)
     Accumulated other comprehensive income (loss)..................................         (33)            (19)
     Accumulated deficit............................................................    (151,387)       (139,281)
                                                                                       ---------     ------------
               Total stockholders' equity (deficit).................................     (94,613)        (92,555)
                                                                                       ---------     ------------
               Total liabilities and stockholders' equity (deficit).................   $  60,793      $   60,491
                                                                                       ---------     ------------
                                                                                       ---------     ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                        INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED
                                                                              ------------------------
                                                                              MARCH 31,      MARCH 31,
                                                                                1999           1998
                                                                              ---------      ---------
                                                                                    (UNAUDITED)

Gross sales................................................................   $   4,053      $     695
     Less: Retailer reimbursements.........................................        (848)          (412)
                                                                              ---------      ---------
          Net sales........................................................       3,205            283
                                                                              ---------      ---------
Operating expenses:
     Direct costs..........................................................       2,387          2,282
     Selling, general and administrative expenses..........................       6,555          9,568
     Depreciation and amortization of intangible assets....................       2,160          1,475
                                                                              ---------      ---------
          Total operating expenses.........................................      11,102         13,325
                                                                              ---------      ---------
Operating loss.............................................................      (7,897)       (13,042)
                                                                              ---------      ---------
Other income (expense):
     Interest income.......................................................          75            510
     Interest expense......................................................      (5,553)        (4,833)
                                                                              ---------      ---------
          Total other expense..............................................      (5,478)        (4,323)
                                                                              ---------      ---------
Loss before extraordinary item and income taxes............................     (13,375)       (17,365)
Income taxes...............................................................      --
                                                                              ---------      ---------
          Net loss before extraordinary item...............................     (13,375)       (17,365)
Extraordinary item -- gain on extinguishment of debt.......................       1,728         --
                                                                              ---------      ---------
          Net loss.........................................................     (11,647)       (17,365)
Preferred stock dividends accrued..........................................        (459)        --
                                                                              ---------      ---------
Net loss attributable to common stock......................................   $ (12,106)     $ (17,365)
                                                                              ---------      ---------
                                                                              ---------      ---------
Per share information:
Net loss per common share before extraordinary item:
     Basic and diluted.....................................................       (1.79)         (2.25)
     Extraordinary item -- gain on extinguishment of debt..................         .22         --
                                                                              ---------      ---------
Net loss per common share:
     Basic and diluted.....................................................       (1.57)         (2.25)
                                                                              ---------      ---------
                                                                              ---------      ---------
Common shares used in computing per share amounts:
     Basic and Diluted.....................................................       7,729          7,729
                                                                              ---------      ---------
                                                                              ---------      ---------

 The accompanying notes are an integral part of these consolidated statements.

                        INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                             --------------------
                                                                                             MARCH 31,    MARCH 31,
                                                                                               1999        1998
                                                                                             --------    --------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
     Net loss.............................................................................   $(11,647)   $(17,365)
     Items not affecting cash and cash equivalents:
     Depreciation and amortization of fixed and intangible assets.........................      2,160       1,475
     Loss on disposal of assets...........................................................      --            270
     Non-cash interest on discounted bonds................................................      5,473       4,826
     Extraordinary gain on extinguishment of debt.........................................     (1,728)      --
     Other items, net.....................................................................          3          39
     Changes in working capital:
          Receivables, net................................................................       (545)        135
          Accounts payable and accrued expenses...........................................       (850)     (1,387)
          Other current assets............................................................     (1,603)        121
          Deferred revenues...............................................................        (36)       (131)
                                                                                             --------    --------
               Net cash used in operating activities......................................     (8,773)    (12,017)
                                                                                             --------    --------
Cash flows from investing activities:
     Expenditures for property, plant and equipment.......................................     (1,272)     (1,833)
     Patent acquisition costs.............................................................      --            (90)
                                                                                             --------    --------
               Net cash used in investing activities......................................     (1,272)     (1,923)
                                                                                             --------    --------
Cash flows from financing activities:
     Net proceeds from issuance of 14% Senior Notes.......................................      --          --
     Long-term debt repayments............................................................       (123)      --
     Long-term debt retirements...........................................................       (194)      --
     Proceeds from common stock issuance, net.............................................      --          --
     Proceeds from preferred stock issuance...............................................      9,565       --
     Amount due (from) to related parties, net............................................      --          --
                                                                                             --------    --------
               Net cash provided by financing activities..................................      9,248       --
                                                                                             --------    --------
Foreign exchange effects on cash and cash equivalents.....................................        (67)         (5)
                                                                                             --------    --------
Net decrease in cash and cash equivalents.................................................       (864)    (13,945)
Cash and cash equivalents at beginning of period..........................................     14,166      45,211
                                                                                             --------    --------
Cash and cash equivalents at end of period................................................   $ 13,302    $ 31,266
                                                                                             --------    --------
                                                                                             --------    --------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest........................................................................   $      2    $
                                                                                             --------    --------
                                                                                             --------    --------
Supplemental disclosures of non-cash investing and financing activities:
     Dividends payable in preferred stock.................................................   $    459    $  --
                                                                                             --------    --------
                                                                                             --------    --------

 The accompanying notes are an integral part of these consolidated statements.

                        INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

1. BUSINESS DESCRIPTION

     Inter*Act Systems, Incorporated ('Inter*Act' or the 'Company') operates one of the nation's largest electronic marketing networks linked to supermarket retailers' loyalty card databases that can reach shoppers both in-store and on the Internet. The Company's patented technologies enable consumer products manufacturers ('Manufacturers') and supermarket retailers ('Retailers') to use historical purchase behavior data to deliver shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ('ILN'), comprises over 2,700 server-based Smart Terminals'TM' located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called 'Shopper Perks'sm'.' The Smart Terminals'TM' are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This in-store network allows Shopper Perks'sm' to offer consumers, in selected markets at this time, the only commercial scale in-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. No paper is required at any time. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

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

     From inception to March 31, 1999, the Company has not had significant revenues relative to its expenses, has incurred recurring losses and has experienced negative operating cash flow, and there is no assurance that the product the Company has developed will achieve widespread success in the marketplace. In addition to increasing its revenues, the Company intends to raise additional equity or debt capital to fund its ongoing expansion plans. There is no assurance that such additional financing can be obtained. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, together with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 2000, assuming that the payment date for certain indebtedness due June 1, 1999 is extended.

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

3. NET INCOME (LOSS) PER SHARE

     The Company accounts for earnings per share pursuant to SFAS No. 128, 'Earnings Per Share.' In accordance with SFAS No. 128. net loss per common share amounts ('basic EPS') were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts, assuming dilution ('diluted EPS'), were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. In all periods presented, the impact of convertible preferred stock, stock options and warrants was anti-dilutive, and basic and diluted EPS are the same.

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

     Comprehensive income and its components are as follows:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         --------------------
                                                                           1999        1998
                                                                         --------    --------
                                                                             (UNAUDITED)
                                                                            (IN THOUSANDS)

Net Loss..............................................................   $(11,647)   $(17,365)
                                                                         --------    --------
Other comprehensive income (loss)
     Translation adjustments..........................................        (14)         (5)
                                                                         --------    --------
     Other comprehensive income (loss)................................        (14)         (5)
                                                                         --------    --------
Comprehensive loss....................................................   $(11,661)   $(17,370)
                                                                         --------    --------
                                                                         --------    --------

     The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of cumulative adjustments as of the end of the periods.

5. SEGMENT REPORTING

     Effective December 31, 1998, the Company adopted SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information.' Pursuant to this pronouncement, reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision-maker on a consolidated basis and the Company operates in only one segment.

6. REPURCHASE OF NOTES

     During March 1999, the Company repurchased an aggregate of $2.4 million (face value) of its outstanding 14% Senior Discount Notes due 2003 (the 'Notes') with a net value (of unamortized discounts and related debt issuance costs) of $1.9 million at a cost of $194.000. The Company realized a net extraordinary gain on the repurchase of $1.7 million.

7. LEGAL PROCEEDINGS

     In February 1996, the Company filed suit against Catalina Marketing Corporation ('Catalina Marketing') alleging that Catalina Marketing has infringed United States Patent No. 4,554,446 (the ''446 Patent') under which the Company is licensee. The Company alleges that Catalina Marketing is infringing this patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina Marketing to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint was amended to add additional detail, and Catalina Marketing has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina Marketing asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Marketing Patent U.S. Patent No. 5,612,868 (the ''868 Patent'). The Company answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. Discovery on the claims and counterclaims will proceed and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue the action vigorously.

     In January 1998, Catalina Marketing International, Inc. ('Catalina International,' a subsidiary of Catalina Marketing) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the ''041 Patent') which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo Information Solutions, Inc. ('Thermo') and Coleman Research Corporation ('Coleman'), who have manufactured terminals pursuant to an agreement with the Company. In April 1999 Catalina International voluntarily dismissed the count against defendants Thermo and Coleman without prejudice. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action was recently consolidated with the litigation involving the '446 Patent and the'868 Patent for purposes of discovery and trial.

     On May 27, 1998, the Company filed a new suit against Catalina Marketing alleging that Catalina Marketing has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and
5,638,457 (collectively, the 'Deaton Patents'), which the Company acquired in 1998. The Company alleges that Catalina Marketing is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina Marketing to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit. Catalina Marketing answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the Deaton Patents. This action has been brought in the United States District Court in the District of Connecticut. Catalina Marketing has also challenged some of the claims of six of the Deaton Patents by provoking interference proceeding in the U.S. Patent and Trademark Office. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

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

     The Company is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer product manufacturers ('Manufacturers') and supermarket retailers ('Retailers') to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company has also started offering consumers, in selected markets at this time, the only in-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ('ILN'), utilizes patented, multimedia touch-screen terminals, or Smart Terminals'TM', located in the entrance area of retail grocery stores, in addition to a Company-owned Internet web site called 'Shopper Perks'sm'.' The in-store terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This in-store technology, networked to the Company's headquarters, also enables the same day in-store electronic fulfillment of Internet selected promotions. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

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

     Operating loss for the three-month period ended March 31, 1999 was $7.9 million versus $13.0 million in the 1998 comparable period. The improvement in operating results for the quarter resulted from increased revenue of $2.9 million and lower selling, general and administrative ('S,G&A') costs of $3.0 million partially offset by increased depreciation and telecommunication expenses. Contributing to the favorable impact on S,G&A expense was a $2.4 million reduction in non-paid and special promotion costs as well as savings in travel and entertainment, ILN terminal shipping charges and office expansion costs totaling $469,000. Depreciation and telecommunication charges increased by $520,000 and $171,000 respectively, reflecting the addition of approximately 489 terminals installed in 439 additional stores from March 31, 1998 to March 31, 1999.

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

     From its inception to March 31, 1999, the Company's shareholders have contributed approximately $57.2 million of equity to the Company through a series of private offerings of common stock (the 'Common Stock'), the conversion of approximately $2.0 million in stockholder debt to Common Stock and a private offering of the Company's 10% Series A Mandatorily Convertible Preferred Stock (the 'Preferred Stock').

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

     In 1996, the Company consummated a private offering of debt securities (the 'Private Placement') for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the 'Notes') and warrants (the 'Warrants') to purchase initially an aggregate of 1,041,428 shares of Common Stock of the Company at $.01 per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Warrant Purchase Agreement) had not been completed and, as a result, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of Common Stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997, the Company consummated an exchange offer whereby the holders of the Notes issued in the Private Placement exchanged such Notes for identical new Notes that were registered under the Securities Act of 1933, as amended, and that do not bear legends restricting the transfer thereof.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software programs may be coded to accept only two-digit entries in their respective date code fields and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced to distinguish such dates and properly perform date manipulations in accordance with such systems' intended uses (i.e., 'Year 2000 compliant'). Since December 1997, the Company has been surveying and assessing its known business-critical, date-sensitive systems for Year 2000 compliance. The Company has also begun investigating the Year 2000 compliance of all its business-critical service vendors. In assessing its Year 2000 compliance, the Company is examining its information technology infrastructure. The Company's Year 2000 compliance project has included an examination, assessment and remediation of its interactive terminal network, which the Company considers integral to its information technology infrastructure. In addition, the Company is assessing the Year 2000 compliance of certain of its business-critical, non-information technology systems, such security systems and other services for its central and satellite. The survey and assessment phase of the Company's Year 2000 compliance project is substantially complete with respect to the Company's internal systems.

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

     The Company has identified 107 of its service vendors as critical to the Company's business. The Company has contacted all of these business-critical vendors to determine their status with respect to Year 2000 compliance. To date, the Company has received responses from 28 of these vendors. All vendors who responded indicated that they were not yet fully Year 2000 compliant but were executing a plan to become so. Failure of third-party equipment, software or content to operate properly with respect to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company cannot guarantee that the systems of its service vendors or other companies on which it relies will be Year 2000 compliant.

     The Company estimates that the cost of becoming Year 2000 compliant will be approximately $200,000. The Company expects to expense any costs relating to remedying Year 2000 problems as such costs are incurred. To date, the Company has spent approximately $155,000 on such problems. Of these expenses, approximately $95,000 were related to reprogramming or replacing software; approximately $45,000 were related to replacing or upgrading of hardware; and approximately $60,000 were project management and administrative expenses. All of those costs have been funded through the Company's operating cash flows.

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

CAUTIONARY STATEMENT FOR PURPOSE OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forwarding-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN (as defined herein) and the uncertainty of market acceptance for the ILN,
(iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties, (vii) the intensely competitive nature of the consumer product and promotional industry,
(viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company. See Part II,
Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors' of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more specific description of these risks. The Company's discussion of its Year 2000 compliance project under the heading 'Year 2000 Compliance' also contains forward-looking statements that are subject to risks and uncertainties that could cause the actual results to differ from those projected. These include the risks associated with unforeseen technological issues connected with the Company's own Year 2000 compliance project and the compliance efforts of third parties on whom the Company relies.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in litigation with Catalina Marketing Corporation and its subsidiary, Catalina Marketing International, Inc., involving alleged patent infringement. See Note 3 'Legal Proceedings' of Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In 1998, the Board of Directors of Company established a series of preferred stock of the Company -- the 10% Series A Mandatorily Convertible Preferred Stock (the 'Preferred Stock') -- and approved the sale of up to $40 million of Preferred Stock in a private offering in reliance on exemptions from registration of such shares contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended (the '1933 Act'), because the offers and sales of such shares were limited to the Company's existing shareholders and others who are 'Accredited Investors' (as defined in Regulation D) and up to 35 of the Company's existing shareholders who are 'qualified investors' (as defined in Regulation D). As of December 31, 1998, the Company had sold and issued 177,878 shares of Preferred Stock at a purchase price of $100.00 per share resulting in approximately $17.8 million in gross proceeds, $100,000 of which was received in the form of satisfaction of accounts payable and the balance of which was received in cash. The proceeds of the offering were and continue to be used to fund capital expenditures, working capital requirements and operating losses incurred in connection with the ongoing roll-out of the Company's ILN during 1999 and for general corporate purposes.

     In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the terms of the Preferred Stock and the Board of Directors increased the aggregate number of shares of the Preferred Stock offered to 700,000 at a price of $100.00 per share for an aggregate offering price of $70 million. See Item 2, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' in Part I of this Quarterly Report on Form 10-Q. The changes apply to all shares of Preferred Stock previously issued and to be issued pursuant to the private offering. During the first quarter of 1999, the Company issued and sold an additional 95,650 shares of Preferred Stock at a price of $100 per share which, after accrual of an aggregate of $375,000 in commissions payable, resulted in net cash proceeds to the Company of approximately $9.2 million.

     Each share of Preferred Stock is automatically convertible into a number of shares of the Company's common stock (the 'Common Stock') equal to the 'Liquidation Preference' ($100.00 plus accrued and unpaid dividends) on the date of conversion divided by the Conversion Price ($8.50, subject to adjustment in certain events) upon (i) the closing of a Qualified Public Offering (defined below), (ii) the closing of any Transaction (defined below) in which each holder of shares of Preferred Stock is entitled to receive an amount of cash or marketable securities having a current market value at least equal to the Liquidation Preference of such shares of Preferred Stock (a 'Qualified Transaction') or (iii) the vote of not less than 75% of the outstanding shares of Preferred Stock. 'Qualified Public Offering' means a firm commitment public offering of the Common Stock pursuant to a registration statement declared effective under the 1933 Act, underwritten by a securities firm of nationally recognized standing with an aggregate offering price to the public of not less than $30 million and a price per share not less than the Conversion Price. 'Transaction' means any transaction (including, without limitation, a merger, consolidation, share exchange, sale, lease or other disposition of all or substantially all of the corporation's assets) in connection with which the previously outstanding Common Stock shall be changed into or exchanged for different securities of the corporation or capital stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of the foregoing. At the option of the holder, each share of Preferred Stock is also convertible at any time into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of shareholders of the Company held on March 26, 1999, the shareholders approved an amendment to the Company's Articles of Incorporation which replaced the existing Statement of Rights and Preferences of the 10% Series A Mandatorily Convertible Preferred Stock in its entirety with an Amended and Restated Statement of Rights and Preferences of the 10% Series A Mandatorily Convertible Preferred Stock. Such amendment changed the terms of the Company's Preferred Stock. See Item 2. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' in Part I of this Quarterly Report on Form 10-Q and Item 2. 'Changes in Securities and Use of Proceed' in Part II of this Quarterly Report on Form 10-Q. The Amended and Restated Statement of Rights and Preferences of the 10% Series A Mandatorily Convertible Preferred Stock is set forth in the Articles of Amendment of the Company listed as Exhibit No. 3(a)(3) in Item 6. 'Exhibits and Reports on Form 8-K' in Part II of this Quarterly Report on Form 10-Q. The number of votes cast for and against the proposed amendment, and the number of abstentions and broker nonvotes, were as follows.

   FOR         AGAINST      ABSTAINED      BROKER NONVOTES
----------     -------      ---------      ---------------
7,902,531       4,000           0                 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                                                 DESCRIPTION
-----------   -------------------------------------------------------------------------------------------------------
 *3(a)(1)    -- Articles of Incorporation of the Company, with amendments through June 12, 1996, filed as Exhibit
                3(a) to the Company's Registration Statement on Form S-4 (Registration 333-12091).
 *3(a)(2)    -- Articles of Amendment of the Company, dated May 21, 1997 and effective June 3, 1997, filed as
                Exhibit 3(a)(2) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
 *3(a)(3)    -- Articles of Amendment of the Company, dated and effective March 29, 1999, filed as Exhibit 3(a)(3)
                to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
 *3(b)       -- Amended and Restated Bylaws of the Company filed as Exhibit 3(b) to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1998.
 *4(a)(1)    -- Specimen Certificate of the Company's Common Stock, filed as Exhibit 4(a) to the Company's
                Registration Statement of Form S-4 (Registration 333-12091).
 *4(a)(2)    -- Specimen Certificate of the Company's 10% Series A Mandatorily Convertible Preferred Stock, filed as
                Exhibit 4(a)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1998.
 *4(b)(1)    -- Shareholders' Agreement dated April 16, 1993, between the Company and its shareholders, filed as
                Exhibit 10-m to the Company's Registration Statement on Form S-4 (No. 333-12091).
 *4(b)(2)    -- Amendment No. 1 to Shareholders' Agreement dated June 17, 1994, between the Company and its shareholders, filed as Exhibit 10(n) to the Company's Registration Statement on Form S-4 (No.
                333-12091).
 *4(c)       -- Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to
                $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit 4(b) to the
                Company's Registration Statement on Form S-4 (Registration 333-12091).
 *4(d)       -- Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant
                Agent, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended
                September 28, 1996.
 27.         -- Financial Data Schedule.

------------

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

                                          INTER*ACT SYSTEMS, INCORPORATED

                                                                                  DATE
                                                                                  -----

         By           /s/ STEPHEN R. LEEOLOU                                  May 24, 1999
 .....................................................
                  STEPHEN R. LEEOLOU
          CHAIRMAN & CHIEF EXECUTIVE OFFICER

         By           /s/ RICHARD A. VINCHESI                                 May 24, 1999
 .....................................................
                 RICHARD A. VINCHESI
                SENIOR VICE PRESIDENT,
              CHIEF OPERATING OFFICER &
               CHIEF FINANCIAL OFFICER

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.............................'TM'
The service mark symbol shall be expressed as..........................'sm'