Form 10-Q
period 1999-09-30
INTER ACT SYSTEMS INC
filed 1999-11-15
CIK 935086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 1O-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM            TO


                        COMMISSION FILE NUMBER 333-12091

                             -----------------------


                      INTER*ACT ELECTRONIC MARKETING, INC.
             (Exact name of registrant as specified in its charter)
                             -----------------------

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

                             -----------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X   No
                                 ---    ---

      As of September 30, 1999, the number of shares outstanding of the registrant's Common Stock, was 7,728.555 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

                                      INDEX

                                                                                                 Page
                                                                                                -----
Part I--Financial Information ..................................................................  1
Item 1. Financial Statements....................................................................  1
             Consolidated Balance Sheets--September 30, 1999 (unaudited) and December 31, 1998..  1
             Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1999 and 1998 (unaudited)................  2
             Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998 (unaudited)...................................  3
             Notes to Consolidated Financial Statements.........................................  4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations.............................................................................  7

Part II--Other Information...................................................................... 13
Item 1.  Legal Proceedings...................................................................... 13
Item 2.  Changes in Securities and Use of Proceeds.............................................. 13
Item 6.  Exhibits and Reports on Form 8-K 14.................................................... 14
Signatures...................................................................................... 15

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
                       INTER*ACT ELECTRONIC MARKETING. INC.
                    (Formerly, Inter*Act Systems, Incorporated)

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            September 30,         December 31,
                                                                                                 1999                 1998
                                                                                                 ----                 ----
                                                                                              (Unaudited)
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                                 $     11,510          $    14,166
   Receivables, net                                                                                 2,127                3,667
   Other current assets                                                                             3,789                2,964
                                                                                              -----------          -----------
                  Total current assets                                                             17,426               20,797

Property, plant and equipment, net                                                                 31,130               28,102
Bond issuance costs, net                                                                            2,293                2,776
Patents, licenses and trademarks, net                                                               8,052                8,771
Other noncurrent assets                                                                               100                   45
                                                                                              -----------          -----------
                  Total assets                                                                $    59,001          $    60,491
                                                                                              ===========          ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                           $     2,657          $     3,075
   Accrued expenses                                                                                 5,805                3,016
   Current portion of long-term debt                                                                5,656                5,554
   Deferred revenue                                                                                   676                2,146
                                                                                              -----------          -----------
                  Total current liabilities                                                        14,794               13,791

Long-term debt, net of discount and current portion                                               124,104              111,819
                                                                                              -----------          -----------
                  Total liabilities                                                               138,898              125,610
                                                                                              -----------          -----------
Common stock purchase warrants                                                                     27,436               27,436
                                                                                              -----------          -----------
Commitments and contingencies (note 7)
Stockholders' equity (deficit):
   10% Series A Mandatorily Convertible Preferred stock, no par value, authorized 5,000,000 shares; 488,868 and 177,878 shares issued and
     outstanding at September 30, 1999 and December 31, 1998, respectively                         50,960               18,142
   Common stock, no par value, authorized 50,000,000 shares; 7,728,555 shares issued
     and outstanding at September 30, 1999 and December 31, 1998                                   28,251               28,251
   Additional paid-in capital                                                                         768                  768
   Deferred compensation                                                                             (301)                (416)
   Accumulated other comprehensive income (loss)                                                      (79)                 (19)
   Accumulated deficit                                                                           (186,932)            (139,281)
                                                                                              -----------          -----------
                  Total stockholders' equity (deficit)                                           (107,333)             (92,555)
                                                                                              -----------          -----------
                  Total liabilities and stockholders' equity (deficit)                        $    59,001          $    60,491
                                                                                              ===========          ===========

The accompanying notes are an integral part of these consolidated balance sheets.



                                   INTER*ACT ELECTRONIC MARKETING. INC.
                               (Formerly, Inter*Act Systems, Incorporated)


                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)


                                                               Three Months Ended                     Nine Months Ended
                                                     --------------------------------------- ------------------------------------
                                                        September 30,       September 30,      September 30,     September 30,
                                                            1999                1998               1999               1998
                                                                                         (Unaudited)
Gross sales                                                 $     974          $   2,660          $   6,153          $   4,656
   Less: Retailer reimbursements                                 (577)              (840)            (1,877)            (1,790)
                                                        -------------      -------------      -------------      -------------
              Net sales                                           397              1,820              4,276              2,866
                                                        -------------      -------------      -------------      -------------

Operating expenses:
   Direct costs                                                 2,222              2,396              7,110              6,771
   Selling, general and administrative expenses                 6,495              6,475             20,319             23,345
   Depreciation and amortization of intangible assets           2,392              2,202              6,791              5,473
                                                        -------------      -------------      -------------      -------------
              Total operating expenses                         11,109             11,073             34,220             35,589
                                                        -------------      -------------      -------------      -------------

Operating loss                                                (10,712)            (9,253)           (29,944)           (32,723)
                                                        -------------      -------------      -------------      -------------

Other income (expense):
   Interest income                                                128                302                246              1,135
   Interest expense                                            (5,803)            (5,472)           (17,266)           (15,499)
                                                        -------------      -------------      -------------      -------------
              Total other expense                              (5,675)            (5,170)           (17,020)           (14,364)
                                                        -------------      --------------     --------------     --------------

Loss before extraordinary item and  income taxes              (16,387)           (14,423)           (46,964)           (47,087)
Income taxes                                                       --                 --                 --                 --
                                                        -------------      -------------      -------------      -------------
              Net loss before extraordinary item              (16,387)           (14,423)           (46,964)           (47,087)
Extraordinary item - gain on extinguishment of debt                --                 --              1,728                 --
                                                        -------------      -------------      -------------      -------------
              Net loss                                        (16,387)           (14,423)           (45,236)           (47,087)
Preferred stock dividends accrued                              (1,215)                --             (2,416)                --
                                                        -------------      -------------      -------------      -------------
Net loss attributable to common stock                       $ (17,602)         $ (14,423)         $ (47,652)         $ (47,087)
                                                        =============      =============      =============      =============

Per share information:
Net loss per common share before extraordinary item:
   Basic and Diluted                                        $  (2.28)          $  (1.87)          $  (6.39)          $  (6.09)
Extraordinary item - gain on extinguishment of debt                --                 --               .22                  --
                                                        -------------      -------------      ------------       -------------
Net loss per common share:
   Basic and Diluted                                        $  (2.28)          $  (1.87)          $  (6.17)          $  (6.09)
                                                        ============       ============       ============       =============

Common shares used in computing per share amounts:
   Basic and Diluted                                           7,729              7,729              7,729              7,729
                                                        ============       ============       ============       =============


  The accompanying notes are an integral part of these consolidated statements.

                                   INTER*ACT ELECTRONIC MARKETING, INC.
                               (Formerly, Inter*Act Systems, Incorporated)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                                                    Nine Months Ended
                                                                                            September 30,      September 30,
                                                                                                 1999              1998
                                                                                                 ----              ----
                                                                                             (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net loss                                                                                    $ (45,236)       $  (47,087)
   Items not affecting cash and cash equivalents:
   Depreciation and amortization of fixed and intangible assets                                    6,791             5,473
   Loss on disposal of assets                                                                         --                29
   Non-cash interest on discounted bonds                                                          13,987            15,376
   Extraordinary gain on extinguishment of debt                                                   (1,728)               --
   Other items, net                                                                                  (55)              114
   Changes in working capital:
     Receivables, net                                                                              1,540            (1,345)
     Accounts payable and accrued expenses                                                         2,224            (4,287)
     Other current assets                                                                           (825)             (311)
     Deferred revenues                                                                            (1,470)              285
                                                                                               ---------        ----------
           Net cash used in operating activities                                                 (24,772)          (31,753)
                                                                                              ----------        ---------
Cash flows from investing activities:
   Expenditures for property, plant and equipment                                                 (8,011)           (7,319)
   Proceeds from disposal of assets                                                                    2                --
   Patent acquisition costs                                                                           --            (2,090)
                                                                                               ---------        ----------
           Net cash used in investing activities                                                  (8,009)           (9,409)
                                                                                               ---------        ----------

Cash flows from financing activities:
   Long-term debt repayments                                                                         (23)               --
   Long-term debt retirements                                                                       (194)               --
   Proceeds from preferred stock issuance                                                         30,402                --
                                                                                               ---------        ----------
           Net cash provided by financing activities                                              30,185                --
                                                                                               ---------        ----------
Foreign exchange effects on cash and cash equivalents                                                (60)              (37)
                                                                                               ---------        ----------
Net decrease in cash and cash equivalents                                                         (2,656)          (41,199)

Cash and cash equivalents at beginning of period                                                  14,166            45,211
                                                                                               ---------        ----------
Cash and cash equivalents at end of period                                                     $  11,510        $    4,012
                                                                                               =========        ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                                  $     498        $       26
                                                                                               =========        ==========

Supplemental disclosures of non-cash investing and financing activities:
   Issuance of note payable for patent acquisition                                             $      --        $    5,679
                                                                                               =========        ==========
   Dividends payable in preferred stock                                                        $   2,416        $       --
                                                                                               =========        ==========

  The accompanying notes are an integral part of these consolidated statements.

                      INTER*ACT ELECTRONIC MARKETING, INC.
                   (Formerly, Inter*Act Systems, Incorporated)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Nine Months Ended September 30, 1999 and September 30, 1998


1.  Business Description

      Inter*Act Electronic Marketing, Inc. ("Inter*Act" or the "Company"), which changed its name from Inter*Act Systems, Incorporated effective July 1, 1999, operates one of the nation's largest electronic marketing networks linked to supermarket retailers' loyalty card databases that can reach shoppers both in-store and on the Internet. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to deliver shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'sm' ("ILN"), comprises over 4,300 server-based Smart Terminals'TM' located inside the front entrance of more than 20 retail chains in the U.S.
and Europe, as well as a recently launched Company-owned Internet web site called "Shopper Perks'sm'". The Smart Terminals'TM' are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This in-store network allows Shopper Perks'sm' to offer consumers, in selected markets at this time, the only commercial scale in-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. No paper is required at any time. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

      Certain factors could affect Inter*Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) risks inherent in the necessity for the Company to raise additional equity or debt financing to fund continuing losses, (vii) the intensely competitive nature of the consumer product and promotional industry, (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (ix) the Company's ability to attract and retain competent management employees and (x) the risks associated with unforeseen technological issues connected with the Company's own Year 2000 compliance project and the compliance efforts of third parties on whom the Company relies.

      From inception to September 30, 1999, the Company has generated revenues significantly lower than its expenses, has incurred recurring losses and has experienced negative operating cash flow, and there is no assurance that the product the Company has developed will achieve widespread success in the marketplace. In addition to increasing its revenues, the Company must raise additional equity or debt capital to fund its negative cash flow and ongoing expansion plans. There is no assurance that such additional financing can be obtained.

2.  Summary of Significant Accounting Policies

Basis of Preparation

      The accompanying interim financial statements as of September 30, 1999 and for the three- and nine-month periods ended September 30, 1999 and September 30, 1998 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Derivative Instruments and Hedging Activities

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate. and assess the effectiveness of transactions that receive hedge accounting.

      Pursuant to SFAS No. 137, which was issued in June 1999, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133," SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments imbedded in hybrid contracts that were issued, acquired, or substantively modified after either December 31, 1997 or 1998, at the company's election.

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


4.  Comprehensive Income

      The Company observes the provisions of adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company has chosen to disclose comprehensive income (loss), which for the 1999 and 1998 periods includes its net loss and foreign currency translation adjustments, in its consolidated statements of stockholders' equity.

      Comprehensive income and its components are as follows:

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1999        1998
                                                                          (Unaudited)
                                                                        (In thousands)
            Net Loss                                                 $(45,236)  $(47.087)
                                                                     ---------  --------
            Other comprehensive income (loss)
               Translation adjustments                                   (60)       (37)
                                                                                   ----
               Other comprehensive income (loss)                         (60)       (37)
                                                                    ---------  --------
            Comprehensive loss                                      $(45,296)  $(47,124)
                                                                    ---------  --------


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


6.  Repurchase of Notes

      During March 1999, the Company repurchased an aggregate of $2.4 million (face value) of its outstanding 14% Senior Discount Notes due 2003 with a net value (of unamortized discounts and related debt issuance costs) of $1.9 million at a cost of $194,000. The Company realized a net extraordinary gain on the repurchase of $1.7 million.


7.  Amendment of Note

      In May 1998 the Company issued, in connection with the acquisition of certain intellectual property, a note payable. This note, which was amended in June 1999, bears interest currently at 10.0% per year on the $5.7 million principal balance and is payable on June 1, 2000. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of Common Stock or consummates a change of control, the then-outstanding principal balance and accrued interest would be convertible into shares of the Company's common stock at a conversion price of $8.50 per share, which management believes represents the fair value of the Company's common ctock at the time of the June 1999 amendment. This note is reflected as a current liability in the Company's consolidated balance sheet as of September 30, 1999.


8.  Legal Proceedings

      In February 1996, the Company filed suit against Catalina Marketing Corporation ("Catalina Marketing") alleging that Catalina Marketing has infringed United States Patent No. 4,554,446 (the "'446 Patent") under which the Company is licensee. The Company alleges that Catalina Marketing is infringing this patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina Marketing to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint was amended to add additional detail, and Catalina Marketing has answered denying the allegations, raising certain affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina Marketing asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Marketing Patent, U.S. Patent No. 5,612,868 (the "'868 Patent"). The Company answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the '868 Patent. The United States District Court in the District of Connecticut has denied Catalina Marketing's motions for summary judgment, and a scheduling order is pending. As with any litigation, the ultimate outcome of the suit cannot be predicted. However, the Company intends to pursue its claim and defend against Catalina Marketing's counterclaim vigorously.

      In January 1998, Catalina Marketing International, Inc. ("Catalina International," a subsidiary of Catalina Marketing) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the "'041 Patent") which Catalina International acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants. The United States District Court in the District of Connecticut granted the Company's motion for a more definite statement and denied Catalina International's motion for a preliminary injunction as moot. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International. This action has been consolidated with the litigation involving the '446 Patent and the '868 Patent for purposes of discovery and trial.

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

9. Subsequent Events

Repurchase of Notes

        In October 1999, the Company repurchased 15,000 of its 14% Senior Discount Notes due 2003, each with a face value of $1,000 per note, for an aggregate of $3.0 million in cash. In connection therewith, the Company also repurchased Warrants to purchase an aggregate of 141,435 shares of the Company's common stock which were originally issued as part of the offering of the Notes. This repurchase of Notes will result in a gain on extinguishment of debt in the fourth quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is qualified by reference to and should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the Notes thereto and other financial information included elsewhere in this report. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or any other period.

      The Company is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer product manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company has also started offering consumers, in selected markets at this time, the only commercial scale in-home/in-store electronic platform for shopper incentives available the same day and directly at the cash register. The Company's proprietary system. called the INTER*ACT Loyalty Network'sm' ("ILN"), utilizes patented, multimedia touch-screen terminals, or Smart Terminals'TM', located in the entrance area of retail grocery stores, in addition to a Company-owned Internet web site called "Shopper Perks'sm'." The in-store terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This in-store technology, networked to the Company's headquarters, also enables the same day in-store electronic fulfillment of Internet selected promotions. This fully automated process virtually eliminates the misredemption and fraud associated with paper coupons, estimated by industry sources to cost Manufacturers hundreds of millions of dollars per year.

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

      Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions or a portion of the fixed contract amount, as applicable, and these amounts are recorded as deferred revenue until earned through redemption activity or, for fixed fee arrangements, through the passage of time, during the contract period.

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

      To date, the Company has generated operating revenue significantly lower than its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders' deficit of $107.3 million as of September 30, 1999 and has incurred cumulative losses of $186.9 million through September 30, 1999. The Company expects to incur substantial additional costs to install additional ILN terminals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the ILN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in the remainder of 1999 and to operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, will be able to sustain such profitability.


Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

      The Company had an installed base in the U.S. of 2,496 terminals in 1,677 stores as of September 30, 1999, as compared to 2,648 terminals in 1,749 stores as of September 30, 1998. The number of terminals and number of stores with terminals declined as of September 30,1999 as compared to 1998 largely as a result of a large retailer closing stores on the East Coast. During the first nine months of 1999, the Company entered into contracts to install the ILN in Eagle Food Centers, a chain located principally in Illinois, Cub Foods, a chain located principally in Georgia, and SuperValu (New England). The ILN has already been installed in Cub Foods, and is expected to be installed in SuperValu (New England) by the end of the fourth quarter and in Eagle Food Centers in the first quarter of 2000.

      During the first nine months of 1999, the Company entered into contracts to install the ILN in Sainsbury's supermarkets and in Boots the Chemist stores in the United Kingdom. Starting in the third quarter and continuing into the fourth quarter, the Company installed 1,819 terminals in 454 stores. The Company will continue equipping stores with the ILN through the first quarter of 2000.

      Net sales during the nine-month period ended September 30, 1999 increased to $4.3 million from $2.9 million in the 1998 period, primarily as a result of the larger installed base of ILN terminals in the U.S. during the entire 1999 period versus the comparable period in 1998 and the Company's expanding presence in the United Kingdom.

      Operating loss for the nine-month period ended September 30, 1999 was $29.9 million versus $32.7 million in the 1998 period. The improvement in operating results for the 1999 nine months was due to the increase in revenue of $1.4 million and lower selling, general and administrative ("S,G&A") costs partially offset by a $1.3 million increase in depreciation and amortization and a $1.3 million provision for severance and related costs due to the planned relocation of the corporate offices to North Carolina in the first half of 2000, which was communicated formally in the second quarter of 1999. Major factors in the decrease in S,G&A expense for the year were a $3.1 million reduction in non-paid company-sponsored promotions and lower litigation costs. Depreciation charges and field service fleet expenses increased by $1.3 million and $278,000 respectively, reflecting the cost of the additional terminals in service in 1999 versus the comparable period in 1998.

      Net loss for the nine-month period ended September 30, 1999 decreased by approximately $1.9 million from $47.1 million to $45.2 million. Contributing to the improvement was a $2.8 million reduction in operating losses, and an extraordinary gain in the first quarter of 1999 on the repurchase of debt of $1.7 million partially offset by higher interest expense of $1.8 million and lower interest income of $889,000. Substantially all of the interest expense of $17.3 million represents non-cash interest expense on the issuance of $142 million of 14% Senior Discount Notes on August 2, 1996 (See "--Liquidity and Capital Resources"). Interest income of $246,000 for the first nine months of 1999 reflects a decreased average cash balance in 1999 compared to the 1998 period. Cash and cash equivalents at September 30, 1999 were $11.5 million as compared to $4.0 million at September 30, 1998.


Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998

      Net sales during the three-month period ended September 30, 1999 decreased to $397,000 from $1.8 million in the 1998 period, principally due to the delay in the commercial rollout of the ILN in Sainsbury's, a major European retailer. During the delay, the Company elected to defer further invoicing on its revenue backlog for Sainsbury's-related promotions. The Sainsbury's rollout resumed in the third quarter of 1999. The decrease in revenue was also a result of the Company's transition in U.S. sales management that took place during the end of 1998 and early 1999, which resulted in lower sales build during the period.

      Operating loss for the three-month period ended September 30, 1999 was $10.7 million versus $9.3 million in the 1998 comparable period. The increase in operating loss for the quarter was a direct result of the reduced revenue due to the above-mentioned European delays and domestic sales management changes.

      Net loss for the three-month period ended September 30, 1999 increased by approximately $2.0 million from $14.4 million to $16.4 million primarily due to the higher operating loss of $1.4 million and increased interest expense of $331,000 coupled with a decrease in interest income of $174,000.


Liquidity and Capital Resources

      For the nine months ended September 30, 1999 and 1998, cash used in operating activities was $24.8 million and $31.8 million, respectively. From inception to September 30, 1999, the Company has generated minimal revenue relative to its expenses, primarily consisting of expenses related to the development of its ILN technology, test marketing the product and recruiting additional personnel. The Company has funded its operations through private sales of equity and debt securities.

      From its inception to September 30, 1999, the Company's shareholders have contributed approximately $77.9 million of equity to the Company through private offerings of common stock (the "Common Stock"), the conversion of approximately $2.0 million in stockholder debt to Common Stock and a private offering of the Company's 10% Series A Mandatorily Convertible Preferred Stock (the "Preferred Stock").

      The private offering of Preferred Stock began in July 1998 when the Board of Directors authorized the sale of up to $40 million of Preferred Stock, first to the Company's shareholders and then to other investors. The Preferred Stock originally offered was convertible into Common Stock at a conversion rate of $10.00 per share of Common Stock. As of December 31, 1998, the Company had issued and sold 177,878 shares of Preferred Stock for gross proceeds of approximately $17.8 million. In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Preferred Stock and the Board increased the aggregate offering of Preferred Stock to $70 million. Such changes consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of Common Stock into which each share of Preferred Stock is convertible. (ii) an increase in the number of votes per share of Preferred Stock from 10 to the number of shares of Common Stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Preferred Stock issued prior to the effective date of the changes and all additional shares of Preferred Stock to be issued in the private offering. As of September 30, 1999, an aggregate of 488,868 shares of Preferred Stock had been issued, representing net proceeds of $48.2 million.

      In May 1998 the Company issued, in connection with the acquisition of certain intellectual property, a note payable. This note, which was amended in June 1999, bears interest currently at 10.0% per year on the $5.7 million principal balance and is payable on June 1, 2000. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of Common Stock or consummates a change of control, the then-outstanding principal balance and accrued interest would be convertible into shares of the Company's Common Stock at a conversion price of $8.50 per share, which management believes represents the Fair Value of the Company's Common Stock at the time of the June 1999 amendment. This note is reflected as a current liability in the Company's consolidated balance sheet as of September 30, 1999.

      In 1996, the Company consummated a private offering of debt securities (the "Private Placement") for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Notes") and warrants (the "Warrants") to purchase initially an aggregate of 1,041,428 shares of Common Stock of the Company at $.01 per share. As of September 30, 1997, a Qualifying Initial Public Offering (as defined in the Warrant Purchase Agreement) had not been completed and, as a result, the Warrants were then adjusted to entitle respective holders to purchase an aggregate of 1,338,918 shares of Common Stock at $.01 per share. Therefore, the Company recorded additional Common Stock Purchase Warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997, the Company consummated an exchange offer whereby the holders of the Notes issued in the Private Placement exchanged such Notes for identical new Notes that were registered under the Securities Act of 1933, as amended, and that do not bear legends restricting the transfer thereof. An interest payment of $8.7 million on the Notes is due and payable in February 2000. The Company is currently negotiating with the holders of the Notes to exchange the Notes for a combination of new notes, a new series of preferred stock and warrants. Cash payments of interest on the new notes would be deferred. There is no assurance that these negotiations will result in a successful transaction.

      In March 1999, the Company repurchased Notes with an aggregate face value of approximately $2.4 million, for an aggregate of $194,000 in cash. None of the Warrants originally issued as part of the offering of the Notes were purchased in connection with this repurchase of the Notes. This repurchase of Notes resulted in an extraordinary gain on extinguishment of debt of $1.7 million.

      At September 30, 1999. the Company had working capital of $2.6 million, compared to working capital of $7.0 million at December 31, 1998. Total cash and cash equivalents at September 30, 1999 and December 31, 1998 was $11.5 million and $14.2 million, respectively. The Company's current level of indebtedness, amounting to approximately $129.8 million, represents long-term debt resulting from the Private Placement and from the purchase of certain intellectual property.

      In the period ended September 30, 1999, cash used in investing activities was $8.0 million, primarily reflecting disbursements for net capital expenditures. Such net capital expenditures included ILN equipment and components, fixtures, furniture and equipment for office expansion in Europe, and other equipment. The Company estimates its 1999 capital expenditures will be approximately $16.0 million, to be used primarily for ILN equipment.

      Cash provided by financing activities during the period ended September 30, 1999 was $30.2 million resulting primarily from the Preferred Stock issuance. No cash was provided by financing activities during the period ended September 30, 1998.

      The Company will require additional equity or debt financing to fund capital expenditures, working capital requirements and operating losses to be incurred in connection with the increased commercialization of its ILN. The Company has entered into an agreement with a leasing company to lease up to $3.0 million of terminals and related equipment in the U.S., with a right of first refusal on up to $10.0 million in additional lease financing. The Company is working with its leasing source and other third parties to secure lease financing for the purchase of ILN equipment in Europe. In addition, the Company is negotiating with private investors for additonal equity and debt capital. There is no assurance that such additional equipment financing or additional capital can be obtained.

      If additional funds are raised through the issuance of equity securities, shareholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to the Common Stock.

      If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense.

      If the Company is unsuccessful in negotiating an exchange of the Notes for new notes with a deferred interest payment or is unsuccessful in raising additional equity capital or debt financing on acceptable terms, the Company may be unable to continue its planned ILN installations, expand either the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition.

Year 2000 Compliance

      Many currently installed computer systems and software programs may be coded to accept only two-digit entries in their respective date code fields and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced to distinguish such dates and properly perform date manipulations in accordance with such systems' intended uses (i.e., "Year 2000 compliant"). Since December 1997, the Company has been surveying and assessing its known business-critical, date-sensitive systems for Year 2000 compliance. The Company has also begun investigating the Year 2000 compliance of all its business-critical service vendors. In assessing its Year 2000 compliance, the Company is examining its information technology infrastructure. The Company's Year 2000 compliance project has included an examination, assessment and remediation of its interactive terminal network, which the Company considers integral to its information technology infrastructure. In addition, the Company is assessing the Year 2000 compliance of certain of its business-critical, non-information technology systems, such as security systems and other services for its central and satellite offices. The survey and assessment phase of the Company's Year 2000 compliance project is substantially complete with respect to the Company's internal systems.

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

      The Company has completed its assessment of all central office and in-store computer equipment. In doing so, the Company has identified the systems that will require upgrades to become Year 2000 compliant. Approximately 600 out of the Company's approximately 4500 in-store computer systems were not Year 2000 compliant. All non-compliant systems originated from a single computer vendor. That vendor has identified two software patches that it claims will effectively circumvent the noncompliance problems, one patch for the Company's interactive terminal systems and one for its server systems. The Company has tested and deployed both patches required for the Company's interactive terminal systems.

      The Company has identified 107 of its service vendors as critical to the Company's business. The Company has contacted all of these business-critical vendors to determine their status with respect to Year 2000 compliance. To date. the Company has received responses from approximately 30 of these vendors. All vendors who responded indicated that they were not yet fully Year 2000 compliant but were executing a plan to become so. Failure of third-party equipment, software or content to operate properly with respect to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company cannot guarantee that the systems of its service vendors or other companies on which it relies will be Year 2000 compliant.

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

      Although the assessment is still underway, management currently believes that all business-critical internally developed systems will be compliant by the year 2000 and that the hardware and software that make up the Company's information technology infrastructure is substantially Year 2000 compliant. However, there can be no assurance that the systems of other companies on which the Company relies also will be converted on time or that any such failure to convert by another company would not have an adverse effect on the Company's operations. Breakdowns in the service infrastructure that supports the Company's network could have an impact on the Company's operations, including the loss of communication links with certain stores, loss of electric power to the Company's central office or to isolated store systems, inability to process transactions because of failure in the Company's retail clients' point of sales systems, and an inability to execute purchases for new equipment, or engage in similar business activities.

      The Company has finalized a contingency plan for possible Year 2000 issues. Where it has identified a need the Company is establishing contingency plans based on its actual testing experience with its vendor base and its on-going assessment of the risks posed by the non-compliance of third party vendors and others. The Company has contingency plans in place for most critical vendors, the exception being power and telephone companies.

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


Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with Manufacturers to promote brands on the ILN and the uncertainty of market acceptance for the ILN,
(iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) risks inherent in the necessity for the Company to raise additional equity or debt financing to fund continuing losses, (vii) the intensely competitive nature of the consumer product and promotional industry,
(viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (ix) the Company's ability to attract and retain competent management employees and (x) the risks associated with unforeseen technological issues connected with the Company's own Year 2000 compliance project and the compliance efforts of third parties on whom the Company relies. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more specific description of these risks. The Company's discussion of its Year 2000 compliance project under the heading "Year 2000 Compliance" also contains forward-looking statements that are subject to risks and uncertainties that could cause the actual results to differ from those projected. These include the risks associated with unforeseen technological issues connected with the Company's own Year 2000 compliance project and the compliance efforts of third parties on whom the Company relies.

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


Item 2. Changes in Securities and Use of Proceeds

      In 1998, the Board of Directors of Company established a series of preferred stock of the Company--the 10% Series A Mandatorily Convertible Preferred Stock (the "Preferred Stock")--and approved the sale of up to $40 million of Preferred Stock in a private offering in reliance on exemptions from registration of such shares contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended (the " 1933 Act"), because the offers and sales of such shares were limited to the Company's existing shareholders and others who are "Accredited Investors" (as defined in Regulation D) and up to 35 of the Company's existing shareholders who are "qualified investors" (as defined in Regulation D). As of December 31, 1998, the Company had sold and issued 177,878 shares of Preferred Stock at a purchase price of $100.00 per share resulting in approximately $17.8 million in gross proceeds, $100,000 of which was received in the form of satisfaction of accounts payable and the balance of which was received in cash. The proceeds of the offering were and continue to be used to fund capital expenditures, working capital requirements and operating losses incurred in connection with the ongoing roll-out of the Company's ILN during 1999 and for general corporate purposes.

      In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the terms of the Preferred Stock and the Board of Directors increased the aggregate number of shares of the Preferred Stock offered to 700,000 at a price of $100.00 per share for an aggregate offering price of $70 million. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Part I of this Quarterly Report on Form 10-Q. The changes apply to all shares of Preferred Stock previously issued and to be issued pursuant to the private offering. As of September 30, 1999, the Company had issued and sold an aggregate of 488,868 shares of Preferred Stock at a price of $100.00 per share resulting in net cash proceeds to the Company of approximately $48.2 million. Of such shares, 32,029 were issued and sold during the third quarter of 1999.

      Each share of Preferred Stock is automatically convertible into a number of shares of the Company's common stock (the "Common Stock") equal to the "Liquidation Preference" ($100.00 plus accrued and unpaid dividends) on the date of conversion divided by the Conversion Price ($8.50, subject to adjustment in certain events) upon (i) the closing of a Qualified Public Offering (defined below), (ii) the closing of any Transaction (defined below) in which each holder of shares of Preferred Stock is entitled to receive an amount of cash or marketable securities having a current market value at least equal to the Liquidation Preference of such shares of Preferred Stock (a "Qualified Transaction") or (iii) the vote of not less than 75% of the outstanding shares of Preferred Stock. "Qualified Public Offering" means a firm commitment public offering of the Common Stock pursuant to a registration statement declared effective under the 1933 Act, underwritten by a securities firm of nationally recognized standing with an aggregate offering price to the public of not less than $30 million and a price per share not less than the Conversion Price. "Transaction" means any transaction (including, without limitation, a merger, consolidation, share exchange. sale, lease or other disposition of all or substantially all of the corporation's assets) in connection with which the previously outstanding Common Stock shall be changed into or exchanged for different securities of the corporation or capital stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of the foregoing. At the option of the holder, each share of Preferred Stock is also convertible at any time into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                                          Description
-----------                                          -----------
 3(a)          Restated Articles of Incorporation of the Company effective September 10, 1999.
 *3(b)         Amended and Restated Bylaws of the Company filed as Exhibit 3(b) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1998.
 *4(a)(1)      Specimen Certificate of the Company's Common Stock, filed as Exhibit 4(a) to the
               Company's Registration Statement of Form S-4 (Registration 333-12091).
 "4(a)(2)      Specimen Certificate of the Company's 10% Series A Mandatorily Convertible Preferred
               Stock, filed as Exhibit 4(a)(2) to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1998.
 *4(b)(1)      Shareholders' Agreement dated April 16, 1993, between the Company and its shareholders, filed as Exhibit 10-in to the Company's Registration Statement on Form S-4
               (No. 333-12091).
 *4(b)(2)      Amendment No. 1 to Shareholders' Agreement dated June 17, 1994, between the Company and its shareholders, filed as Exhibit 10(n) to the Company's Registration Statement on Form
               S-4 (No. 333-12091).
 *4(c)         Indenture dated August 1, 1996, between the Company and Fleet National Bank, as trustee, relating to $142,000,000 in principal amount of 14% Senior Discount Notes due 2003, filed as Exhibit 4(b) to the Company's Registration Statement on Form S-4 (Registration 333-12091).
 *4(d)         Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant
               Agent, filed as Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended
               September 28, 1996.
 10(b)(8)      Key Employee Severance Plan
 10(b)(9)      Form of Severance Agreement for Key Employees
 27.           Financial Data Schedule.


 *Incorporated by reference to the statement or report indicated.

      (b) Reports on Form 8-K
      No reports on Form 8-K were filed during the third quarter ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTER*ACT ELECTRONIC MARKETING, INC.


                                                               Date
                                                               ----
By /s/ Stephen R. Leeolou                                November 15, 1999
  ---------------------------
         Stephen R. Leeolou
   Chairman, Chief Executive Officer and Treasurer
   (Principal Financial Officer)


By /s/ Lee D. Armbuster
  ---------------------------                            November 15, 1999
          Lee D. Armbuster
   President and Chief Operating Officer



                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The service mark symbol shall be expressed as.......................... 'sm'