Form 10-Q/A
period 1999-09-30
INTER ACT SYSTEMS INC
filed 1999-11-19
CIK 935086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 1O-Q/A

                                 AMENDMENT NO. 1 TO
                            QUARTERLY REPORT ON FORM 10-Q
                               DATED SEPTEMBER 30, 1999



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

This Quarterly Report on Form 10-Q/A is filed with the Securities and Exchange Commission on November 19, 1999 for the purpose of correcting a reference to a note to the Consolidated Financial Statements. The line item "Commitments and contingencies" in the Consolidated Balance Sheets in Item 1. Financial Statements in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999 incorrectly referred to note 7. The correct reference is to note 8.

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

                                          INTER*ACT ELECTRONIC MARKETING, INC.


                                                               Date
                                                               ----
By /s/ Stephen R. Leeolou                                November 19, 1999
  ---------------------------
         Stephen R. Leeolou
   Chairman, Chief Executive Officer and Treasurer
   (Principal Financial Officer)


By /s/ Lee D. Armbuster
  ---------------------------                            November 19, 1999
          Lee D. Armbuster
   President and Chief Operating Officer



                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The service mark symbol shall be expressed as.......................... 'sm'