Form 10-K405
period 1999-12-31
INTER ACT SYSTEMS INC
filed 2000-03-30
CIK 935086

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  TO       .

                        COMMISSION FILE NUMBER: 333-12091

                               -------------------
                      INTER*ACT ELECTRONIC MARKETING, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               -------------------

           NORTH CAROLINA                                          56-1817510
(STATE OR OTHER JURISDICTION OF INCORPORATION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
         OR ORGANIZATION)

         5032 PARKWAY PLAZA BLVD.                                      28217
        CHARLOTTE, NORTH CAROLINA                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704) 329-6900

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS                        NAME OF EACH  EXCHANGE ON WHICH REGISTERED
      -------------------                        ------------------------------------------
            NONE                                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

         As of March 31, 2000, the number of shares outstanding of the registrant's Common Stock was 7,743,739. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5. of this Report.

 ------------------------------------------------------------------------------

                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS


                                                                                 PAGE NUMBER
                                                                                OR REFERENCE

                                     PART I

ITEM 1.  Business..............................................................
ITEM 2.  Properties............................................................
ITEM 3.  Legal Proceedings.....................................................
ITEM 4.  Submission of Matters to a Vote of Security Holders...................

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters.............................................................
ITEM 6.  Selected Consolidated Financial Data...................................
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................
ITEM 8.  Financial Statements and Supplementary Data............................
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...................................................

                                    PART III

ITEM 10. Directors and Executive Officers of the Company........................
ITEM 11. Executive Compensation.................................................
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.........
ITEM 13. Certain Relationships and Related Transactions.........................

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.......

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forwarding-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with consumer product manufacturers to promote brands on the IEMN (as defined herein) and the uncertainty of market acceptance for the IEMN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company may experience,
(v) risks related to the Company's leverage and debt service obligations, (vi) risks inherent in the necessity for the Company to raise additional equity or debt financing to fund continuing losses, (vii) the Company's dependence on third parties, (viii) the intensely competitive nature of the consumer product and promotional industry, (ix) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (x) risks relating to the relocation of the Company's corporate offices, including potential costs involved in the relocation as well as the need for new employees to develop the skills necessary to develop the Company's business and (xi) the possible inability of new management to perform their respective roles. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

                                     PART I

ITEM 1. BUSINESS

         Inter*Act Electronic Marketing, Inc. ("Inter*Act" or the "Company"), which changed its name from Inter*Act Systems, Incorporated effective July 1, 1999, believes it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter*Act e-Marketing Network'sm' ("IEMN"), currently comprises approximately 4,000 server-based terminals located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.com'sm'. The Company's web site and its in-store ShopperPerks'TM' portals are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives the Company's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes is superior to the response rate of any other marketing or advertising medium in the industry.

         The Company's primary objective is to become the preeminent electronic marketing services provider in the consumer packaged goods industry in the U.S. and Europe by serving the economic needs of Manufacturers, Retailers, and consumers more efficiently than any other marketing vehicle. The Company believes that the IEMN capitalizes on the convergence of major trends in the Manufacturer and Retailer industries to better target and serve consumers. Manufacturers are striving to increase the efficiency of their brand promotions through highly targeted incentives and are seeking to offer promotions nearer to the shopper purchase decision. Retailers are developing customer databases that identify individual households and their product purchasing histories over time, thereby allowing Retailers first to segment their customers by sales and profitability and then reward them accordingly. Retailers are also seeking to offer rewards to and communicate with their customers in-store as well as at home and in the office. In addition to these industry trends, consumers are seeking greater convenience in shopping without sacrificing savings. The Company owns an extensive portfolio of patents and exclusive patent licenses that it believes are significant barriers to other potential electronic marketing competitors who may seek to deploy similar technology.

         As of December 31, 1999, the Company had installed systems in approximately 2338 stores in the U.S. and the U.K. In the U.S. as of December 31, 1999, the Company has contracted to install systems in an additional 3200 stores. In Europe, the Company has entered into multi-year contracts with Sainsbury's, the second largest Retailers in the United Kingdom; Boots, the largest pharmacy retailer in the United Kingdom; and Delhaize, one of the largest grocers in Belgium. As of December 31, 1999, the Company has contracted to install systems in 789 stores of these chains, which collectively account for approximately 1,840 stores in Europe. These installed European stores are typically three to four times larger than a comparable U.S. store in terms of size and shopper traffic per store.

         The Company is compensated by Manufacturers who purchase access to the IEMN on an exclusive category basis for the four-week cycles in which their brand is promoted. Contracts were predominantly annual commitments for a flat fee for 1999, but new contracts allowing for shorter promotion periods that include flat fees and variable performance-based fees through the IEMN have been entered into for 2000. All contracts call for continuous data reporting by the Company on promotion results and category share movements. The Company has altered its pricing format significantly for 2000. From late 1998 through all of 1999, the Company's pricing format was based on annual contracts for each category of goods promoted under which the Manufacturer, for a flat fee, had exclusivity with respect to that category of product for the year that the contract ran. The Manufacturer would be able to promote for several cycles within the contract period, with more cycles of promotion allowed for higher flat fees paid. Because fewer Manufacturers promoted fewer products during 1999, the Company introduced a pricing plan which allowed for shorter-term commitments and a fee schedule combining a per-store promotion management fee with a per-redemption fee. The Company anticipates that this format, along with a significant increase in the installation of retail stores currently under contract, should result in more contracts with Manufacturers being entered into in 2000, but there is no assurance that this will occur.

INDUSTRY OVERVIEW

         Manufacturers have traditionally used marketing vehicles such as mass media advertising (newspapers, printed circulars, television, radio, and billboards), Free Standing Inserts ("FSI") coupons and direct marketing techniques to reach consumers. Promo Magazine estimated that in 1998 the promotion marketing industry's gross revenues were $85.4 billion, an increase of 7.6% from their survey of 1997 expenditures. A growing diversity of lifestyles and an expansion in the amount of information delivered to increasingly fragmented consumer segments have contributed to brand proliferation and a perceived decline in brand loyalty. At the same time, changes in the workforce and demographic shifts have made it increasingly difficult and expensive to reach purchasing decision-makers using traditional mass distributed promotional methods not targeted to specific consumer segments.

         Manufacturers have recognized the limitations of traditional promotional vehicles. Despite the ineffectiveness of coupons and other mass distributed promotional vehicles to reach consumers efficiently, they continue to be prevalent promotional tools. According to Winston-Salem, NC-based coupon clearinghouse CMS, Inc., 278 billion coupons were distributed in the United States in 1998. Consumers continued to recognize the value of coupons by redeeming them for an estimated $3.1 to $3.6 billion of savings in 1998, an increase from 1997. The overall redemption rates of distributed coupons dropped to around 1.7% in 1998, as reported by CMS, Inc., versus 1.9% in 1997. 1998 spending by Manufacturers on FSIs at $6.45 billion was still less than 1995 high of $7 billion, though slightly more than the $6.24 billion spent in 1997, in part because Manufacturers are said to be increasing coupon values to attract consumers to use the FSIs. For grocery products, 3.54 billion coupons were redeemed in 1998, a decline of 4.6% over the previous year.

         In spite of the decreasing effectiveness of the more traditional promotional methods such as coupons and mass media, and the corresponding decline in Manufacturers' spending on promotional incentives such as FSIs, Manufacturers are maintaining a similar level of overall investment in brand promotions by shifting their promotional dollars to more targeted vehicles. Not only have Manufacturers recognized the value of targeted promotions, they have also recognized the effectiveness of promotions delivered in close proximity to the purchase decision. It is estimated that 70% of all brand purchase decisions are made by consumers while they are in the store, according to Progressive Grocer Magazine and the Point-of-Purchase Advertising Institute (POPAI). In-store promotion has enjoyed rapid growth as Manufacturers have begun to shift promotion spending to emerging in-store and e-commerce-oriented platforms. As reported in the Annual Survey of Promotional Practices, 72% of Manufacturers utilized in-store electronic promotion techniques in 1996 as compared with only 48% in 1994, spending $850 million on these promotions in 1996, an increase of 33% over 1994, according to Promo Magazine. In Promo Magazine's 1998 Annual Report of the Promotion Industry, it reported that the distribution of in-store electronic checkout, electronic shelf and handout coupons had an 8.3% share of coupon distribution, up from 6.7% in 1996. The segment is projected to grow eight percent annually and hit $1.1 billion by 2002, according to Veronis, Suhler & Associates' Communications Industry Forecast

         Retailers have also begun to institute changes in their approach to reaching their customers. Retailers have invested in technology to improve efficiency and inventory management. Advances in point of sale technology, in addition to providing efficiency at check-out and a means of price and inventory control, also provide a platform for Retailers to identify and target their customer base. This new technology has enabled Retailers to develop programs that permit them to capture information about and communicate with targeted segments of their customer base. However, they have had to rely on traditional mass media to deliver their targeted ads and promotions.

         Today Retailers have begun to concentrate on retaining and growing the 30% of their customer base that accounts for an estimated 70% of total store sales and 70% of their profits, according to a study released in 1999 by The Partnering Group. Retailers are using loyalty-building frequent shopper card programs ("frequent shopper card") in order to establish a direct means of rewarding these most important customers and to make their product mix more attractive to their highest-spending shoppers. The card programs are also designed to counteract competition from other supermarkets, mass merchandisers, warehouse clubs and specialty Retailers. These frequent shopper cards enable participating customers to take advantage of product discounts offered by that store or by regional chains without presenting a paper coupon. In an ACNielsen survey cited in In-Store (February 1999) it was reported that 75% of households contacted had a least one frequent shopper card. According to Supermarket News 77% of these households always used the card when shopping, and 82% of these card holders say they use their cards every time they shop. In 1997 $172 million was spent to develop frequent shopper card programs, with Retailers paying for most of the programs. Approximately 10,000 grocery stores will be participating in frequent shopper card programs by the spring of 2000, according to a study by Retail Systems Consulting .

RATIONALE FOR THE IEMN NETWORK

         The IEMN is positioned to provide a competitive advantage to Manufacturers and Retailers. It does this by (i) offering sophisticated targeting of consumers in close proximity to the point of purchase decision at the beginning of the shopping process, (ii) offering promotions to consumers that are based on their past purchase history, (iii) providing comprehensive data reporting feedback on promotion results and changes in a Manufacturer's (and its competitors') category market share, and (iv) delivering the promotions in a paperless electronic system that improves the efficiency of redemptions. Promotions are offered to consumers on the Internet through the Company's ShopperPerks web site as well as in-store through the ShopperPerks portals, allowing access to promotions to the estimated 50-60% of shoppers who do not have access to the Internet.

BENEFITS FOR RETAILERS

         The Company believes that the IEMN provides competitive advantages for Retailers.

         Provides Inexpensive, In-Store and Internet-based Platform To Reward The Most Valued Shoppers. As in many industries, a small number of loyal customers account for a major portion of revenue and profits per store. Many major supermarket chains have developed frequent shopper card marketing programs to help them identify and reward these valuable customers. The Company believes that the IEMN, working in conjunction with a store's frequent shopper card, offers Retailers a unique and cost-efficient way to deliver in-store targeted messages, promotional incentives and rewards to this important shopper segment. In a study conducted by the Company utilizing data procured from three IEMN stores, the average transaction size for a frequent shopper card holder who visited a ShopperPerks portal was approximately twice as large as the average transaction size of a frequent shopper card holder and approximately three times as large as the average for all customers.

         Promotes Consumer/Retailer Communication. In addition to rewarding its best customers, a store can use the IEMN more generally to capture information from, and to communicate with, cardholders through questionnaires, interactive games, electronic sweepstakes, tie-in promotions with local media, charities, special events and other merchandising theme promotions. Access to the IEMN also enhances the efforts by Retailers to promote acceptance and usage of their frequent shopper cards. In addition, Retailers can use the IEMN platform as an inexpensive alternative to direct mail as a means of communicating with their best shoppers, either at home or immediately before shopping through the ShopperPerks portals. The IEMN platform can also be used as a method of communicating with employees.

         Stimulates Incremental Product Sales. The Company believes that the IEMN stimulates incremental product sales for Retailers as a result of several factors. The IEMN's location at the store entrance enables it to remind a shopper of an item they may have forgotten or stimulate them to purchase items in addition to those they intended to purchase. The IEMN also provides the Retailer a channel to promote perishable foods and private label products. Finally, the IEMN program is able to track the time lapse since the last purchase of a particular product and remind a consumer to buy the needed item in the store that day rather than in another class of trade, such as convenience stores.

         Distributes, Redeems and Clears Promotions Electronically. Traditional promotion of food and related products relies upon paper-based systems such as FSIs and other paper coupon vehicles. Paper-based promotions require Retailers to handle paper at checkout and bundle paper records that must be sent to third party clearing businesses. With the IEMN, there is no paper for cashiers to handle and no need for expensive third party clearing. See " -- Products and Services - Inter*Act e-Marketing Network'sm' ("IEMN")."

         Generates Incremental Fee Revenue. Retailers receive revenue based upon promotion redemptions, currently $0.04 or 0.08 per transaction. The Company believes that this fee produces high-margin revenue for Retailers relative to the amount of floor space that the IEMN occupies.

         Cardless Program. The Company has also developed the technology to deliver offers within stores without a frequent shopper program. This functionality allows for the installation in virtually all retail channels and adds consumer value as well as provide incremental income to the Retailer.

BENEFITS FOR MANUFACTURERS

         The Company believes that the IEMN provides Manufacturers with a more efficient means to promote consumer goods than traditional methods of promotion and advertising.

         Targets Incentives Based on Prior Purchase History. The Company believes that Manufacturers would like to tailor promotional incentives by individual households according to their degree of loyalty to the promoted brand. In order for Manufacturers to offer targeted promotions they must have access to household purchase history data and a targeting algorithm that can match the desired promotions with the desired households. The IEMN provides access to this household data through its connection to the retailer point-of-sale system, which permits the Company's Target Engine Software ("TES") to deliver different promotional strategies for the same product depending on the buying habits of each customer. See " -- Technology and Software -- IEMN Software".

         Delivers Promotions in Close Proximity to Brand Purchase Decisions. It is estimated that 70% of all brand purchase decisions are made by consumers while they are in the store according to Progressive Grocer Magazine and POPAI. The Company believes that the IEMN's store entrance location, which provides a shopping list of promotions immediately prior to shopping affords Manufacturers the most opportune time to reach shoppers with a targeted incentive.

         The Company believes that the offering of personally customized discounts to consumers in the store immediately prior to making purchase decisions explains the historical average redemption rate for IEMN-offered discounts of approximately 35% (which the Company believes is two to five times higher than that of other in-store vehicles and approximately 18 times higher than that of FSIs).

         Develops Manufacturer/Retailer Partnership. The Company believes that its IEMN provides a new and unique platform for Manufacturers to maximize the impact of account-specific (i.e., retail chain-specific) promotion dollars. For example, a Manufacturer-sponsored sweepstakes promotion may be conducted electronically via the IEMN and advertised jointly by the Manufacturer and Retailer in a specific market area. In this way, the IEMN can serve as a bridge between the Manufacturer and the Retailer's frequent shopper card program.

         Delivers Accountable Consumer Promotion Alternative. The Company believes that the IEMN offers Manufacturers the lowest cost alternative among coupon promotional strategies. This is because the IEMN's electronic scanning of the frequent shopping card at checkout verifies that items for which promotions were selected were actually purchased, virtually eliminating the problem of mistaken and fraudulent redemption of paper coupons. Industry sources estimate that this costs Manufacturers hundreds of millions of dollars per year through other coupon promotion vehicles.

         Stimulates Incremental Product Sales. As a result of its front-end location and targeted touch-screen promotional display, the Company believes that the IEMN increases the sales volume of promoted products. Sales increases are generally attributable to a promotion motivating consumers to trade up in volume (e.g., buy two and get the third free), to try a new brand due to the value of the offered incentive or to remind consumers to buy a specified brand due to the on-screen prompt. Substantial sales increases at the product and category level were attributed to the Company's IEMN in Information Resources Inc. matched store studies ("IRI Studies") performed for several Manufacturers. These studies showed that Manufacturers who promoted products on the IEMN enjoyed significant product sales increases versus the same Manufacturer products not promoted on the IEMN in comparable stores.

         Provides Promotion Flexibility. The IEMN allows Manufacturers to adjust any attribute of a promotion virtually on a daily basis. Modifications to Manufacturer promotions can be introduced to the IEMN remotely from the Company's headquarters.

         Paperless and (virtually) Fraudless. IEMN is based on electronic distribution of offers which ensures valid purchase and redemption of those offers by consumers. Manufacturers historically have had issues with misredemption of coupons, thus wasting part of the investment made in their marketing efforts. In addition, Manufacturers utilizing the IEMN can control redemption costs by capping their expenditure to a maximum number or dollar level they wish to spend.

         Available To All Retail Channels. With the addition of the non-frequent shopper program option of delivery of offers on IEMN, offers can now be provided in a variety of retail channels, assuming those chains sign-on to IEMN. Additionally, the IEMN offers a wide range of promotional alternatives that can be tailored to the unique needs of individual brands. Beyond simply delivering incentives, the IEMN can reward consumers for such things as multiple purchases, purchases over time, purchases of related products or even an incentive on a second item with the purchase of a targeted item. This flexibility is viewed as a powerful tool by the Manufacturers and allows them to spend their promotional dollars in the most efficient manner possible.

         Provides Detailed Promotion Analysis. Because the IEMN delivers targeted incentives using consumers frequent shopper card numbers as an identifier, the system also captures all consumer purchases using the system and allows for detailed reporting back to the participating brands. At the end of a promotion a Manufacturer can understand such things as total consumer purchases by segment (for example, a loyal consumer versus a competitive buyer), the number of consumers who bought the promoted item for the first time and even the retention rate (how many new consumers for a brand came back on a subsequent shopping trip and repurchased the item). The level of promotion analysis provided by the IEMN is such that Manufacturers can use the data to further refine marketing strategies and alter promotional tactics on future promotions, further increasing both efficiency and effectiveness.

BENEFITS FOR CONSUMERS

         The Company believes that consumers who are introduced to the IEMN continue their usage as they discover the following benefits:

                  Provides Increased Purchasing Power and Convenience. Consumers want to maximize the value of their shopping dollars through discounts and promotions, but at the same time wish to limit the amount of time they invest preparing for shopping. The IEMN eliminates the time-consuming exercise of locating, clipping and organizing individual coupons, and the consumer does not have to remember to bring any paper coupons to the store or track expiration dates. The IEMN is conveniently located inside the store entrance where it can easily be accessed at the beginning of shopping. In 60 to 90 seconds, the ShopperPerks portal will display several screens of customer-specific product promotions and will dispense a shopping list for the product discounts selected by the customer, which if redeemed could result in substantial savings to the consumer. The ShopperPerks.com web site allows shoppers to access incentives from home or in the office just before shopping, by using their mouse to select certain offers. These offers are sent to the store, either directly to the Point-of-Sale ("POS") cash register or to the Company's ShopperPerks portals in the case of Retailers with technology that requires printed coupons to be redeemed at the POS. ShoppersPerks web site users have the option of printing a reminder list as well.

                  Provides Personalized Discounts and Incentives. The IEMN is designed to deliver customer-selected incentives that are customized to an individual consumer's purchasing preferences. The Company believes that consumers prefer to select and redeem promotions on the IEMN that are targeted to their past purchasing history as evidenced by redemption rates of targeted promotions that are approximately twice the redemption rates of promotions that are randomly presented.

         In 1997, the Company contracted Yankelovich Partners to conduct a telephone "Habits and Usage" study among 302 frequent shopper card holders selected at random. The results of the study indicate that the IEMN system is an attractive source of value to the customer with few barriers to trial and high satisfaction rates promoting repeat usage. The study was conducted in the Philadelphia market, where participating IEMN chains include the market leader ACME (a division of Albertson's), SuperFresh (a division of A&P) and Laneco. The conversion from trial to repeat usage (trial to acceptor) was 86%.

         Accordingly, the Company believes that consumer marketing support that raises awareness of the IEMN will increase terminal and ShopperPerks web site usage among existing and new frequent shopper card holders.

BUSINESS STRATEGY

         The Company's primary objective is to become the preeminent electronic marketing services providerfor the consumer packaged goods industry in the U.S. and Europe by integrating the economic interests of Manufacturers, Retailers and consumers at a lower cost than any other in-store marketing vehicle. The Company is pursuing the following principal business strategies to achieve this objective:

INCREASE NATIONWIDE AND EUROPEAN INSTALLATION OF THE IEMN

         The Company is actively pursuing multi-year contracts with additional major Retailers who have or plan to launch loyalty and/or e-commerce programs in key geographic regions across the United States and throughout Europe. In addition, the Company has developed an in-store terminal and ShopperPerks web site platform that does not require a frequent shopper card in order to make its services available to a wider range of Retailers. The Company believes that Manufacturers seek access to a promotion platform that incorporates such a network of top Retailers, with or without loyalty marketing programs. The Company believe that there has been some resistance among Manufacturers to using the Company's services because they would like to use the IEMN when it hase more stores and more chains installed. The Company believes that as the IEMN is installed in more stores and chains the Manufacturers will be more receptive to participating in the IEMN, but there is no assurance that this will be the case.

INCREASE MANUFACTURER ENROLLMENT ON THE IEMN

         During the year ended December 31, 1999, approximately 67 Manufacturers promoted approximately 115 products through the IEMN in the United States and Europe, the latter through a rollout at Sainsbury's and a pilot and rollout at Boots the Chemist in the United Kingdom in 1999. The Company is continually working to increase both the number of brands per Manufacturer and dollars committed per brand as rollouts continue across the United States and Europe.

         The Company has altered its pricing format significantly for 2000. From late 1998 through all of 1999, the Company's pricing format was based on annual contracts for each category of goods promoted under which the Manufacturer, for a flat fee, had exclusivity with respect to that category of product for the year that the contract ran. The Manufacturer would be able to promote for several cycles within the contract period, with more cycles of promotion allowed for higher flat fees paid. Because fewer Manufacturers promoted fewer products during 1999, the Company introduced a pricing plan which allowed for shorter-term commitments and a fee schedule combining a per-store promotion management fee with a per-redemption fee. The Company anticipates that this format, along with a significant increase in the installation of retail stores currently under contract, should result in more contracts with Manufacturers being entered into in 2000, but there is no assurance that this will occur.

PROMOTE "TRUE" ELECTRONIC COMMERCE BENEFITS FOR RETAILERS, MANUFACTURERS AND CONSUMERS

         In March 1999, the Company launched its Internet product, called the Shopper Perks'sm' web site, in certain divisions of A&P in the New York and Philadelphia metropolitan areas. With other chains connected or under contract to connect to it in the near future, the product offers shoppers and the consumer product promotion industry the first truly electronic home-to-store transaction experience on a commercial scale. That is, the IEMN's already-existing POS connection in participating Retailers allows in-store electronic redemptions at the cash register from previously home-selected promotions. Other Internet-based promotion systems require paper in one form or another, primarily mailing coupons to the consumer or distributing paper in the store to consumers for redemption on a subsequent store visit, or require paying in advance by credit card and checking out discounted groceries separately from other groceries. Importantly, the Company's in-store terminals and Shopper Perks'sm' web site will complement each other by allowing consumers to print a reminder list of selections either at home or at the in-store terminals, which will "remember" what was selected at home. Also, the Company expects that its in-store terminals will largely mirror the Internet offers and thereby provide similar savings to the millions of grocery shoppers who do not have Internet access. This system provides a marketing advantage for participating Retailers, as consumers without Internet access have protested the availability of discounts only for those with computers. The Company's IEMN platform addresses that problem for Retailers by providing discounts for all shoppers in-store, through the ShopperPerks portals, as well as on the Internet through ShopperPerks. In addition, by not printing out coupons at home, the ShopperPerks web site avoids the possibility of tampering with coupons, which can occur when a "hacker" tampers with the universal product code and value of the coupon, generally with the intent of increasing the discount amount.

NCR STRATEGIC ALLIANCES IN CONNECTION WITH HARDWARE

         The Company has developed and intends to develop relationships with other companies with a common interest in certain products or services. In the case of hardware, the Company has entered into an exclusive supply agreement with NCR Corporation ("NCR"), which has developed terminals for use in retail environments for displaying information, ordering specialty food and wine, registering gift lists, connecting to the Internet, dispensing coupons, and other uses depending on the software installed. With the Company's success in contracting with Retailers for its in-store marketing services and its portfolio of owned and licensed patents and with NCR's hardware, large field service staff and retail sales force, NCR and the Company have entered into a terminal supply agreement and may enter into additional agreements to supply goods and services. The Company anticipates cost savings with respect to terminals supplied by NCR, and that NCR's relations with grocery and other retailers will allow the Company to deal with a wider range of the retail industry than that with which the Company is currently operating. However, there is no assurance that this will occur.

ENLIST IEMN RETAILERS TO ASSIST IN THE MANUFACTURER SALES EFFORT

         Substantially all of the Retailers who have installed the IEMN are aiding the Company in its efforts to expand Manufacturer participation on the IEMN. Retailer efforts include (i) the inclusion of IEMN promotional materials in Retailer sales meetings with Manufacturers; (ii) the distribution of letters to Manufacturers indicating Retailer support of the IEMN; and (iii) the placement of

ShopperPerks portals and sale literature in the lobbies or waiting rooms of Retailer headquarters.

CONTINUE EXPANSION OF IEMN FUNCTIONALITY THROUGH INNOVATIVE PROPRIETARY SOFTWARE DEVELOPMENT

         The Company's video touch-screen platform offers virtually unlimited opportunity for the creation of innovative in-store promotions that appeal to consumers and make the IEMN more personalized to each of them. The Company intends to maximize this opportunity through aggressive proprietary software development that anticipates and addresses the loyalty marketing goals of Manufacturers and Retailers while simultaneously enhancing consumers' enjoyment of an IEMN visit.

LEVERAGE THE COMPANY'S GROWING DATABASE ON CONSUMER SHOPPING PATTERNS

         Certain Manufacturers receive reports generated by the Company from its extensive consumer behavior database. Each day the Company collects data on all card-identified shoppers, whether or not they stopped at the Company's terminals. For certain stores, this data is aggregated centrally at the Company's headquarters. This information enables the Company to assist Manufacturers in creating the optimal promotional strategy given the historical impact of the IEMN and other promotions initiated by Manufacturers.

ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS

         The Company has successfully acquired exclusive and non-exclusive licenses to a number of patents covering various aspects of in-store promotion in general and its business in particular. The Company believes that several of its licensed patents are seminal in the electronic incentive distribution industry and afford the Company the ability to aggressively protect its growing business franchise. The Company has brought suit against Catalina Marketing Corporation for infringement of several of its patents, and a subsidiary, Catalina Marketing International, Inc., filed counterclaims against the Company. There is no assurance as to the outcome of this litigation, and the cost of litigating it is likely to be high. See Item 3, "Legal Proceedings".

EUROPEAN EXPANSION

         The Company believes that the European consumer promotion and retail markets represent a substantial opportunity for the Company's products and services. The Company, through a subsidiary, has entered into an exclusive contract to commercially deploy the IEMN with Sainsbury's, one of the largest Retailers in the United Kingdom. Rollout began in 1999, after a successful pilot program, and will continue into 2000. The Company also entered into an exclusive contract with Boots, the largest pharmacy retailer in the United Kingdom, which piloted the ShopperPerks portals in early 1999 and began a rollout in the summer of 1999, which will continue into 2000. The Company also has an exclusive multi-year agreement with Delhaize, one of the largest grocers in Belgium, which is to begin a pilot in the spring of 2000.

PRODUCTS AND SERVICES

INTER*ACT E-MARKETING NETWORK'sm' ("IEMN")

         A customer can access the IEMN by inserting his or her frequent shopper card, as issued under the store's existing frequent shopper card program, into the Company's ATM-like terminal(s) located near the entrance to the store. The system identifies the customer and, based upon data gathered by the IEMN on that customer's cumulative purchasing history, displays full color images of promotions and discounts specifically selected for that customer. The IEMN may also present several "universal" promotions (offered by either the Retailer or Manufacturers) to all IEMN visitors. In the case of the Company's cardless platform, all the promotions offered are universal and would be offered to all shoppers or every "nth" shopper. On either the card or cardless in-store platform, the customer selects desired promotions, usually price discounts, multiple purchase bonuses or free product samples, by simply touching the desired product icon displayed on the screen. When the selection process is complete (in less than 60 seconds for most shoppers), the ShopperPerks portal can deliver a "shopping list" of all selected promotions, which serves to remind the customer of the selected promotions while shopping. After shopping, the customer's purchases and frequent shopper card are electronically scanned at checkout, and the IEMN (i) verifies that the promoted items were purchased, (ii) immediately notifies the store register system to give the customer the selected discounts and promotions and (iii) records all the customer's purchases for use in more accurately targeting promotions during future visits. Due to technological constraints unique to certain Retailers in approximately 500 stores, the IEMN delivers individual coupons rather than a shopping list. The Company can tailor its technology to a wide range of Retailer requirements, and has expanded its line of product offerings to include a IEMN platform that doesn't require the Retailer to have a frequent shopper card program.

         The Company's contracts with Manufacturers provide them with the opportunity to offer promotions on an exclusive basis for a particular product category within four-week cycles during a year. These product categories are generally based on standard industry classifications of household and consumer products available in supermarkets. The purchaser of a particular category is given the exclusive right to promote products in that category during each cycle purchased. Categories are generally purchased nationally, although programs can be developed with regional differences in mind.

         The Company's primary source of revenue is the sale of product category cycles to Manufacturers. The Company's revenue is generated from a fee charged for each redeemed electronic incentive and a program management fee.

MANUFACTURER PRODUCTS

         Consumer Product Incentives. The Company's business primarily derives revenue from the presentation, distribution and/or redemption of consumer incentives offered by Manufacturers. Manufacturers can buy access to the Inter*Act e-Marketing Network in the U.S. by paying a per-store promotion management fee and then paying a redemption fee for promoted items that are actually purchased by the consumer. In the U.K. Manufacturers pay for access to the IEMN on an periodic basis, ranging from one to three or six cycles, with the fee varying depending on whether the Manufacturer contracts for a full screen promotion or for a single icon out of several on a screen. The per-store promotion management fee for U.S. contracts is a flat fee per store. The redemption fee is determined by the number of promotional cycles purchased with the fee decreasing as more cycles are committed to. Manufacturers can also earn category exclusivity on the IEMN for specified periods of time depending on the number of cycles contracted for. If a specified number of cycles is purchased, a manufacturer is also given renewal rights for subsequent promotional periods. These two fees, combined with the incentive face value and retailer handling fees (both paid by the Manufacturers) create the complete promotion budget for the Manufacturer, and entitles the Manufacturer to: (1) category exclusivity during the contract period, even during "off" cycles of no promotion on the IEMN; (2) ongoing point-of-sale data analysis of not only the promoted brand results, but also of the category and the market share dynamics of the individual competitors (names masked); and (3) renewal rights on the following year.

         This contrasts with previous Company formats in the U.S. market of either a fully pay-on-redemption approach or an annual flat fee format. The pay-on-redemption approach entitled Manufacturers to category exclusivity only in the cycles during which they promoted, and which allowed Manufacturers to buy as little as one cycle of promotion or as much as all 13 cycles . Under this format, revenue was derived exclusively from promotion redemptions. With the annual flat fee format, a Manufacturer had exclusivity in its category for the entire contract year but had to commit to a long term contract regardless of the level of redemption that occurred. The current hybrid approach, a per-store management fee plus a redemption fee, allows for more flexibility for Manufacturers and less percieved risk, yet locks in a certain revenue stream for the Company by virtue of the program management fee. In addition, the data reporting has become more comprehensive over time.

         Internet Promotion & In-Store Redemption. In March 1999, the Company launched its Internet product, called "Shopper Perks'sm'", in certain divisions of A&P. With other chains connected or under contract to connect to it in the near future, the product offers shoppers and the consumer product promotion industry the first electronic home-to-store transaction experience on a commercial scale. That is, the IEMN's already-existing POS connection in participating Retailers will allow in-store electronic redemptions at the cash register from promotions previously selected at home or in the office. Other Internet-based promotion systems require paper in one form or another, and primarily mail coupons to the consumer or distribute paper in the store for redemption on a subsequent store visit, or require payment in advance by credit card and the shopper to pay separately for discounted groceries.

         Media and Advertising Related Products. The Company plans to introduce an electronic billboard advertising product in 2000 to allow companies outside the consumer products industry to promote on the IEMN. The advertising product will offer such companies the ability to place an advertisement that is unobtrusive to the core IEMN session (at side or bottom of screens) or as a whole page promotion, often in conjunction with the Retailer, such as a discount on amusement park admission to shoppers using the ShopperPerks portals. The Company currently expects to structure its fees for this product on a cost per thousand impressions basis.

RETAILER PRODUCTS

         Although the Company derives its revenue from sales of customer incentives to consumer products manufacturers, it is an essential part of the Company's strategy to make the IEMN one of the preferred loyalty marketing vehicles of Retailers in the U.S. and Europe. To this end, the Company has developed a variety of products designed to increase the effectiveness of Retailers' communication with their top customers and to create a feeling of value and excitement related to the ShopperPerks portal that will drive greater traffic to the terminal and the Retailer's frequent shopper card program. Although the Company feels that these products and services are clearly value-added to its Retailer partners, it does not currently charge its Retailers for any of these services.

         Customer Specific Messages. The Company offers Retailers the ability to deliver targeted messages to specific groups of customers according to their relative profitability to the store and/or purchasing tendencies or other parameters. The product, called "Stamp Saver," is being positioned as an alternative to or re-enforcement of Retailers' cardholder-specific direct mail programs.

         Private Label and Perimeter Department Promotions. The IEMN offers Retailers the ability to permanently feature in-store promotions that grow their most profitable segments, typically private label merchandise and perimeter departments (e.g., bakery and deli).

         Games. The IEMN offers Retailers an electronic platform for sweepstakes and games, such as the "spin and win" game, which is similar to a slot machine with a touch-screen handle but that requires no wager to play. The prizes in such sweepstakes and games are funded through the Retailers, which provide private label products and third party consumer goods from local merchants, radio stations which seek to cross promote on the IEMN, and others.

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

         Employee Rewards. Through the IEMN Retailers conduct employee-only communications allowing a convenient and accessible focal point for disseminating news, information and rewards among other things.

RETAILER PARTNERS

         As of March 1, 2000, the Company had over 5,100 stores in the United States under contract and had installed terminals in approximately 1,800 stores. The Company has installed its in-store IEMN in A&P (consisting of A&P, Farmer Jack, Food Emporium, Kohl's, Super Fresh and Waldbaum's stores), Albertson's (ACME, Jewel, and Albertson's West Coast division) , Food Lion (Charlotte and Virginia divisions), Gerland's, Grand Union, Laneco, Cub Foods, and Weis Markets in the U.S., and Boots the Chemist and Sainsbury's in the U.K. The Company has contracts for future installation in the remaining divisions of Food Lion, and in the Marsh, Giant Eagle, Spartan, SuperValu, SuperValu New England, Giant of Landover and Eagle Food supermarket chains in the U.S. In Europe, the Company had almost 800 stores under contract and had installed terminals in approximately 590 stores. The Company has installed its in-store IEMN in Sainsbury's and at Boots the Chemist in the United Kingdom. The Company has contracts for future installation in additional stores for these chains and also in Delhaize of Belgium.

TECHNOLOGY AND SOFTWARE

IEMN SOFTWARE

         The Company maintains a staff of software developers and engineers. This team continually refines and enhances IEMN functionality for both Manufacturers and Retailers. It also has primary responsibility for developing the unique interfaces required to connect the IEMN to each Retailer's point-of-sale system. The Company's core targeting products are driven by its proprietary Target Engine Software ("TES") which collects and analyzes each shopper's cumulative market basket of purchases stored over a rolling time period of between three and 15 months depending on the size of the store. On a daily basis, TES tailors discounts and promotions for each customer based upon previous purchase history. It also selects targeted customer groups to receive special promotions as designated by retailers. Presently the Company is developing software and hardware enhancements to enable the Company to collect and analyze consumer data over longer periods in all stores, and to make available to Retailers without a frequent shopper card program an in-store and Internet cardless kiosk marketing program

         For each product category available on the IEMN, the TES classifies each consumer as follows:

         CLASSIFICATION             CONSUMER DESCRIPTION
         --------------             --------------------
         Brand loyal..............  Tends to purchase consistently the Manufacturer's brand within the product category
         Brand switcher...........  Tends to demonstrate little brand loyalty, buying several different brands over time within a category
         Brand competitive........  Tends to purchase consistently a competitor's brand
         Entry level..............  A consumer who has no record of purchasing products within the product category
         Related..................  A consumer who has bought a product related to the promoted product.

         Customers are offered promotions with specific incentives on specific products depending on their individual purchasing profiles. For example, a customer classified as "brand competitive" can be offered a higher discount than would a consumer classified as a `brand switcher', who in turn would receive a higher discount than would a consumer classified as `brand loyal". In this way, the TES offers Manufacturers the ability to execute different promotional strategies for the same product simultaneously. Manufacturers have the flexibility to change the relative face values of redemptions for each targeted category.

         IEMN software also enables event promotions (full screen(s) dedicated to the promotion of a specific marketing campaign), sweepstakes and games, full-motion videos and printed vouchers that shoppers can mail in for rebates or other special promotions. The Company's current system release gives Retailers the ability to target offers directly to a predetermined set of customers, such as preferred shoppers.

IEMN HARDWARE


                          INTER*ACT e-MARKETING NETWORK
                     [IN-STORE CONFIGURATION & INTERACTION]


         A customer can access the IEMN by inserting his or her frequent shopper card, as issued under the store's existing frequent shopper card program, into the Company's ATM-like ShopperPerks portals located near the entrance to the store. The system identifies the customer and, based upon data gathered by the IEMN on that customer's cumulative purchasing history, displays full color images of promotions and discounts specifically selected for that customer.
The IEMN may also present "universal" promotions (offered by either the Retailer or Manufacturers) to all IEMN visitors. The customer selects desired promotions, usually price discounts, multiple purchase bonuses or free product samples, by simply touching the desired product icon displayed on the screen. When the selection process is complete (in less than 60 seconds for most shoppers), the ShopperPerks portal can deliver a "shopping list" of all selected promotions, which serves to remind the customer of the selected promotions while shopping. which serves to remind the customer of the selected promotions while shopping. After shopping, the customer's purchases and frequent shopper card are electronically scanned at checkout, and the IEMN (i) verifies that the promoted items were purchased, (ii) immediately notifies the store register system to give the customer the selected discounts and promotions and (iii) records all the customer's purchases for use in more accurately targeting promotions during future visits. Due to technological constraints unique to certain Retailers' POS systems in approximately 500 stores, the IEMN delivers individual coupons rather than a shopping list. The Company can tailor its technology to a wide range of Retailer requirements, and has expanded its line of product offerings to include a IEMN platform that doesn't require the Retailer to have a frequent shopper card program..

         Internet users can access incentives offered through the Company's ShopperPerks web site by calling up ShopperPerks.com and selecting the Retailer location where she wishes to shop, or by clicking on the ShopperPerks "hot link" on the web site of participating Retailers. With respect to the core ShopperPerks product, the shopper types in her frequent shopper number and then is offered a number of targeted and universal promotions categorized by product category, which can be selected using the computer mouse. In addition, the Company presents other information from the Retailer such as other promotions in the stores, recipes and other information. The customer can set his own pace in reading through and selecting incentives or reading other material on the web site, at his option. When finished selecting the incentives the shopper would like to use, the shopper closes the session and can choose to have a reminder list printed to bring to the store. After shopping, the customer gives her frequent shopper card to the cashier, and the discounts will automatically be deducted from the total for any products selected on ShopperPerks and purchased by the customer. The Company also has a ShopperPerks product for Retailers with no loyalty card program, in which the shopper is assigned a number which allows him to obtain incentives either by having coupons printed at the ShopperPerks portal in the selected store, or by having the incentive values sent directly to the POS, depending on the technology used by the particular Retailer.

         By not printing out coupons at home, the ShopperPerks web site avoids the possibility of tampering with coupons, which can occur when a "hacker" changes the universal product code coupon value, generally with the intent of increasing the discount amount.

SALES AND MARKETING

         The primary focus of the Company's sales effort is to attract national Manufacturers to contract for IEMN category cycles. The sales effort is conducted primarily through the Company's direct sales force, all of whom are experienced in packaged goods and marketing services sales. These people are organized into three geographical teams based in the Northeast, the Central US and the West Coast. Individual sales managers are located in key markets where there is a concentration of Manufacturer customers, including Charlotte, San Francisco, Chicago, Denver, Cincinnati, Atlanta, St. Louis, Cleveland, Winston-Salem and Norwalk. The teams are headed by group sales directors who report to the Senior Vice President, Brand Sales. The Company augments its direct sales efforts through the development of strategic relationships with prominent promotion agencies and food brokers at a local market level. Through development of custom events and packages executed through individual retail grocery chains, the Company can provide a unique offering to both of these constituents, giving a competitive point of difference in the marketplace. This, in turn, generates success stories for the sales managers that can be cultivated into larger commitments at the manufacturer's national buying headquarters.

         The Company plans to continue to aggressively hire experienced, well-trained industry sales professionals into key positions across the nation and to invest in continuous training of the team.

         Retailer sales efforts are conducted through direct mail campaigns and trade shows led by a senior executive and supported by senior management. Ongoing Retailer service, support, and product sales are provided by the Company's Client Services group. Client Service account executives typically have substantial industry experience selling packaged goods to Retailers and are responsible for maximizing each Retailer's use of IEMN retailer products.

         The Company has altered its pricing format significantly for 2000. From late 1998 through all of 1999, the Company's pricing format was based on annual contracts for each category of goods promoted under which the Manufacturer, for a flat fee, had exclusivity with respect to that category of product for the year that the contract ran. The Manufacturer would be able to promote for several cycles within the contract period, with more cycles of promotion allowed for higher flat fees paid. Because fewer Manufacturers promoted fewer products during 1999, the Company introduced a pricing plan in late 1999 which allowed for shorter-term commitments and a fee schedule combining a per-store promotion management fee with a per-redemption fee. The Company anticipates that this format, along with a significant increase in the number of IEMN installations in retail stores currently under contract, should result in more contracts with Manufacturers being entered into in 2000, but there is no assurance that this will occur.

SUPPLY OF SHOPPERPERKS PORTALS

         The Company signed an exclusive terminal supply agreement during the first quarter of 2000 with NCR Corporation ("NCR") to supply up to 10,000 terminals to the Company at discounted prices for a two-year period. For each terminal sold to the Company, NCR will receive equity in the Company. The Company and NCR anticipate that NCR will supply additional goods and/or services to the Company in the future where such relationships would be expected to provide cost savings to the Company.

INTELLECTUAL PROPERTY MATTERS

         The Company currently uses U.S. Patent No. 4,554,446 (the "'446 Patent") in its in-store consumer product promotion and couponing business through license agreements with the holders of rights in this patent, which provide the Company with exclusive right to use the patent. The term of such agreement is for as long as the patent remains valid and enforceable, subject to certain termination rights as set forth in such agreement. The Company has brought suit against Catalina Marketing Corporation for infringement of the `446 Patent and certain other of the Company's patents, and a subsidiary, Catalina Marketing International, Inc., filed counterclaims against the Company. There is no assurance as to the outcome of this litigation, and the cost of litigating it is likely to be high. See "Legal Proceedings".

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

         The Company has obtained federal registration of the service marks Inter*Act Loyalty Network'r' and the Company's hand logo along with other marks. Inter*Act e-Marketing Network'sm' and ShopperPerks'sm' are service marks of the Company and applications for federal registrations are pending. In addition, the Company has applied to register several of its service and trade marks in Europe. See "Patents, Proprietary Information and Trademarks."

CUSTOMERS AND COMPETITION

         The Company competes against a wide range of promotional media for Manufacturers' advertising and promotional dollars, including television, radio, print and direct mail. The Company also competes against providers of in-store, point-of-sale, and Internet couponing marketing platforms, such as ActMedia, Inc. ("ActMedia"), which provides automatic coupon dispensers in the aisles of supermarkets and Catalina Marketing Corporation, together with its subsidiaries and affiliates ("Catalina"), which provides an electronic marketing network that delivers coupons to consumers at checkout lanes based on that day's purchases. Internet couponing marketing platforms include Catalina's Supermarkets On-line, which provides coupons for which consumers, upon purchase of a specified product receive vouchers for redemption the next time the shopper shops at the store, and Planet U, which predominantly supplies coupons selected by shoppers on its web site to them by mail. WebHouse has recently introduced an Internet service offering discounts on groceries which a customer pays for by credit card in certain Retailers. The Company competes for promotional dollars based on several factors, including its ability to deliver Internet and in-store discounts to shoppers without access to the Internet, the ability to more accurately and effectively target consumers, the ability to demonstrate Retailer support of the system, the ability to influence buying behavior, promotion flexibility, and price. Most of the Company's competitors are larger and have substantially greater resources than the Company. In many of the grocery stores in which the Company has installed its IEMN, ActMedia and Catalina also provide their in-store promotion services. Catalina, Planet U, WebHouse and other Internet couponing companies make their coupons or discounts available to shoppers in many of the same grocery stores as well.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 210 employees, primarily full-time. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial, sales and technical employees. The Company anticipates that the nationwide commercialization of the IEMN will require the hiring of a substantial number of new employees in connection with the planned expansion of its business.

ITEM 2. PROPERTIES

         The Company is in the process of relocating its corporate offices to Charlotte, North Carolina, where it will lease 30,606 square feet of office space for a five-year lease term. Until that space opens up, the Company is subleasing approximately 27,000 square feet of office space in Charlotte, with a sublease that runs through July 2000. The Company will close its offices Norwalk, Connecticut, where it leases 33,452 square feet of office space, in April 2000. The Company also has a technology center in Greensboro, N.C., where it leases approximately 3100 square feet through September 2000. The Company leases 8,000 square feet of warehouse storage space in Central Islip, New York. The lease runs through February 2002. The Company intends to lease other warehouse storage space as necessary and believes that suitable space will be readily available to meet its anticipated needs for the foreseeable future. The Company believes this space is adequate to accommodate the Company's variable storage requirements. The

Company leases space in Hemel Hempstead, England for its European headquarters, with a lease that expires in February 2009. The Company also leases regional sales offices in Cincinnati, San Mateo and Winston-Salem.

ITEM 3. LEGAL PROCEEDINGS

         In February 1996, the Company filed suit against Catalina Marketing Corporation ("Catalina Marketing") alleging that Catalina Marketing has infringed United States Patent No. 4,554,446 under which the Company is licensee. The Company is seeking money damages (including costs and expenses) and a permanent injunction against Catalina Marketing to stop further infringement of the patent. In May 1997, Catalina Marketing asserted a counterclaim alleging that the Company is infringing a newly issued Catalina Marketing Patent, U.S. Patent No. 5,612,868. The Company answered denying the allegations and seeking declaratory judgment of non-infringement, invalidity and unenforceability of the patent. The United States District Court in the District of Connecticut has denied Catalina Marketing's motions for summary judgment, and a scheduling order is pending. Although the ultimate outcome of the suit cannot be predicted, the Company intends to pursue and defend the action vigorously.

         In January 1998, Catalina Marketing International, Inc. ("Catalina International," a subsidiary of Catalina Marketing) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 Catalina International seeks money damages as well as injunctive relief. . The Company intends to defend against Catalina International's claims vigorously. This action has been consolidated with the litigation involving Catalina Marketing for purposes of discovery and trial.

         On May 27, 1998, the Company filed a suit against Catalina Marketing alleging that Catalina Marketing has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469; and
5,638,457 (collectively, the "Deaton Patents"), which the Company acquired in 1998. The Company is seeking monetary damages (including costs and expenses). This action has been brought in the United States District Court in the District of Connecticut. Catalina Marketing has also challenged some of the claims of six of the Deaton Patents by provoking interference proceedings in the U.S. Patent and Trademark Office. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceedings and in the new lawsuit. See also "Patents, Proprietary Information and Trademarks," and "Intellectual Property Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting of the holders of the Company's 10% Series A Mandatorily Convertible Preferred Stock (the "Series A Preferred Stock") held on December 20, 1999, such shareholders approved the Statement of Rights and Preferences of the Company's 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") and the issuance of up to 140,000 shares of Series B Preferred Stock. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Part II of this Annual Report on Form 10-K. The Statement of Rights and Preferences of the Series B Preferred Stock is set forth in the Articles of Amendment to the Company's Articles of Incorporation listed as Exhibit No. 3(a)(2) in Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" in Part IV of this Annual Report on Form 10-K. The number of votes cast for and against the proposed amendment, and the number of abstentions and broker nonvotes, were as follows:

          For               Against          Abstentions                Broker Nonvotes
          ---               -------          -----------                ---------------
         391,461            1,500                  0                            0

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         At March 27, 2000, the Company had outstanding 7,743,739 shares of common stock (the "Common Stock"), held by approximately 258 shareholders of record. These shares were issued in a series of private offerings prior to December 31, 1999. Issuances of Common Stock over the past three years include:
(i) 50,000 shares in August 1997 as partial consideration for the acquisition of certain intellectual property recorded at $10.00 per share, (ii) 10,000 shares issued in June 1997 in exchange for management services recorded at $10.00 per share; and (iii) 15,184 shares issued in November 1999 in exchange for executive recruiting services recorded at $8.50 per share. Such shares were issued in reliance on exemptions from registration contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended (the "1933 Act"), because the offers and sales of such shares were limited to "Accredited Investors" (as defined in Regulation D) and up to 35 persons who were "qualified investors" (as defined in Regulation D).

         There is currently no established trading market for the Common Stock or for any of the classes of the Company's preferred stock described below (collectively the "Preferred Stock"). Inter*Act has no present intention to list the Common Stock for trading on any securities exchange or any automated dealer quotation system.

         The Company has not paid any cash dividends since its inception and does not intend to pay cash dividends on its Common Stock or Preferred Stock in the foreseeable future. The Company intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of dividends in the future will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual and other restrictions in respect of the payment of dividends, and other factors the Company's Board of Directors deems relevant. The Company's ability to pay dividends or make distributions to shareholders is also restricted by the terms of the Indenture.

Series A Preferred Stock

         In 1998, the Board of Directors of Company established a series of preferred stock of the Company--the 10% Series A Mandatorily Convertible Preferred Stock (the "Series A Preferred Stock")--and approved the sale of up to $40 million of Series A Preferred Stock in a private offering in reliance on exemptions from registration of such shares contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act because the offers and sales of such shares were limited to the Company's existing shareholders and others who were "Accredited Investors" and up to 35 of the Company's existing shareholders who were "qualified investors". During the year ended December 31, 1998, the Company issued 177,878 shares of Series A Preferred Stock at a purchase price of $100.00 per share resulting in approximately $17.8 million in gross proceeds, $100,000 of which was received in the form of satisfaction of accounts payable and the balance of which was received in cash.

         In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Series A Preferred Stock and the Board increased the aggregate offering of Series A Preferred Stock to $70 million. Such changes consisted of
(i) a reduction in the conversion price from $10.00 to $8.50 per share of common stock into which each share of Series A Preferred Stock is convertible, (ii) an increase in the number of votes per share of Series A Preferred Stock from 10 to the number of shares of common stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Series A Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Series A Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Series A Preferred Stock issued prior to the effective date of the changes and all additional shares of Series A Preferred Stock issued in the private offering. During the year ended December 31, 1999, the Company issued and sold 320,990 shares of Series A Preferred Stock at a price of $100 per share for total cash proceeds of approximately $32.1 million, all of which were received in cash. As of March 27, 2000, the Company had issued and outstanding 498,868 shares of Series A Preferred Stock held by approximately 103 shareholders of record.

         Dividends on the Series A Preferred Stock accrue from the date of issuance, and holders of Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 10% per annum of the initial Liquidation Preference per share, payable semi-annually on the last day of March and September of each year, when, as and if declared by the Company's Board of Directors. Dividends, to the extent declared by the Company's Board of Directors, will be payable only in shares of Series A Preferred Stock. Accrued dividends, payable in Series A Preferred Stock, were approximately $4.0 million as of December 31, 1999.

         Each share of Series A Preferred Stock entitles the holder to such number of votes on each such matter as shall equal the number of shares of Common Stock into which such share of Series A Preferred Stock is convertible on the record date with respect to such matter. Approval of holders of 75% of the outstanding shares of Series A Preferred Stock will be required prior to the Company's issuing any shares of a class of preferred stock that rank pari passu with or senior to the Series A Preferred Stock, except that the Company may issue up to $90 million of Series A Preferred Stock and preferred stock ranking pari passu with the P Series A referred Stock without the approval of any holders of Series A Preferred Stock. The Company may not amend or alter any of the preferences of the Series A Preferred Stock without the approval of the holders of 75% of the outstanding Series A Preferred Stock

         Each share of Series A Preferred Stock will automatically be converted into a number of shares of Common Stock equal to the Liquidation Preference ($100 plus accrued dividends) on the date of conversion divided by the Conversion Price ($8.50 per share) upon (i) the closing of a firm commitment public offering of the Common Stock pursuant to a registration statement declared effective under the 1933 Act, underwritten by a securities firm of nationally recognized standing with an aggregate offering price to the public of not less than $30 million and a price per share not less than the Conversion Price, (ii) the closing of any transaction (including, without limitation, a merger, consolidation, share exchange, sale, lease or other disposition of all or substantially all of the corporation's assets) in connection with which the previously outstanding Common Stock shall be changed into or exchanged for different securities of the corporation or capital stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of the foregoing or (iii) the vote of not less than 75% of the outstanding shares of Series A Preferred Stock. Holders of Series A Preferred Stock are entitled at any time to convert each share of Series A Preferred Stock held by them into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price.

Series B Preferred Stock, PIK Notes and Warrants

         In December 1999, the Company completed an exchange offer (the "Exchange Offer") of 14% Senior Pay-in-Kind Notes Due 2003 of Inter*Act Operating Co., Inc., a wholly owned subsidiary of the Company (the "PIK Notes"), 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock of the Company (the "Series B Preferred Stock") and common stock purchase warrants (the "Exchange Offer Warrants") for its outstanding Discount Notes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Part II of this Annual Report on Form 10-K. The Exchange Offer was effected in reliance on exemptions from registration of the securities under Section 4(2) of the Securities Act because the offering was limited to the Company's existing noteholders all of which were institutional shareholders and Accredited Investors. In the Exchange Offer, each holder of $1,000 principal amount of Discount Notes received $500 principal amount of PIK Notes, one share of Series B Preferred Stock having an initial liquidation preference of $500 and one Exchange Offer Warrant to purchase 17.96 shares of common stock for an exercise price of $.01. Because 100% of the outstanding Discount Notes (other than those held by the Company) were tendered in the Exchange Offer, the issuer of the PIK Notes, Inter*Act Operating Co., Inc., merged with and into its parent, the Company, on December 30, 1999. Consequently, the PIK Notes are direct obligations of the Company.

         The PIK Notes mature on August 1, 2003 and accrue interest at a rate of 14% per annum from and after August 1, 1999, payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Company may, at its option, elect not to make interest payments in cash prior to the date that is 18 months following the earlier of an initial public offering of the Company's common stock or a Change in Control (as defined in the Indenture governing the PIK Notes). To the extent that the Company does not pay interest in cash, the interest accrued on the PIK Notes will be paid by the issuance of additional promissory notes, which will have substantially the same terms, including date of maturity and interest rate, as the PIK Notes.

         In the Exchange Offer, the Company issued to tendering holders of the Company's Discount Notes 139,575 shares of Series B Preferred Stock. All such shares were outstanding as of March 27, 2000 and held by two shareholders of record. The shares of Series B Preferred Stock have a liquidation preference of $500.00 per share and rank senior, as to dividends and liquidation preference, to all other classes of the Company's capital stock. Dividends on the Series B Preferred Stock accrue from August 1, 1999, at the rate of 14% per annum of the liquidation preference (determined as of the respective dividend payment date) per share, payable semi-annually on the first day of February and August of each year, commencing on February 1, 2000, and are cumulative to the extent unpaid. Accrued dividends on the Series B Preferred Stock were approximately
$4.0 million as of December 31, 1999.

         Each share of Series B Preferred Stock will automatically be converted into a number of shares of Common Stock equal to the Liquidation Preference ($500) plus accrued and unpaid dividends on the date of conversion divided by $14.00 (adjusted as described below, the "Conversion Price") upon the closing of a Qualified Public Offering. Holders of Series B Preferred Stock are entitled at any time to convert each share of Series B Preferred Stock held by them into a number of shares of Common Stock equal to the Liquidation Preference plus accrued and unpaid dividends on the date of conversion divided by the Conversion Price.

         Upon a Change of Control (as defined in the statement), each holder of Series B Preferred Stock will have the right to require the Company to redeem its Series B Preferred Stock at a price equal to the Liquidation Preference on the date of redemption.

         The Company will not purchase or redeem any shares of Preferred Stock unless the assets of the Company remaining after such redemption and any corresponding reduction in capital, if any, shall be sufficient to pay any debts of the Company for which payment has not been otherwise provided, or as may otherwise be limited by applicable North Carolina law. However, the Company will redeem all shares of the Series B Preferred Stock duly tendered for redemption as soon thereafter as such redemption may be permitted by applicable North Carolina law. To the extent that redemption of less than all of the shares of Preferred Stock duly tendered for redemption is permitted, the Company will redeem such shares on a pro rata basis based on the number of shares tendered.

         Holders of Series B Preferred Stock will generally vote together with the holders of the Common Stock as a single class and will be entitled to cast the number of votes for each share of Series B Preferred Stock held by them equal to the number of shares of Common Stock into which the Series B Preferred Stock is convertible.

         Exchange Offer Warrants to purchase an aggregate of 2,506,767 shares of the Company's Common Stock were issued in the Exchange Offer and are outstanding as of March 27, 2000. The Exchange Offer Warrants are not exercisable until December 31, 2002. To the extent that the Company redeems any of the PIK
Notes prior to December 31, 2002, the number of shares of Common Stock into which each Exchange Offer Warrant is exercisable will be reduced by an amount equal to the product of (i) the number of shares into which such warrant is exercisable immediately prior to such redemption and (ii) a fraction, the numerator of which is the aggregate principal amount of PIK Notes redeemed and the denominator of which is the aggregate principal amount of PIK Notes outstanding immediately prior to such optional redemption. Consequently, if the Company redeems all of the PIK Notes prior to December 31, 2002, the Exchange Offer Warrants will not be exercisable for any shares of the Company's Common Stock.

Series C Preferred Stock and Warrants

         In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately
7.14 shares of the Company's common stock a price of $14.00 per share. As of December 31, 1999, 70,120 units had been issued and sold for total proceeds of $7,012,000, all of which were received in cash. The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. Accrued dividends, payable in Series C Preferred Stock, were approximately $0.03 million as of December 31, 1999.

         Each share of Series C Preferred Stock will automatically be converted into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price (initially $14.00) upon
(i) the closing of a firm commitment public offering of the Common Stock pursuant to a registration statement declared effective under the 1933 Act, underwritten by a securities firm of nationally recognized standing with an aggregate offering price to the public of not less than $30 million, (ii) the closing of any any transaction (including, without limitation, a merger, consolidation, share exchange, sale, lease or other disposition of all or substantially all of the corporation's assets) in connection with which the previously outstanding Common Stock shall be changed into or exchanged for different securities of the corporation or capital stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of the foregoing or (iii) the vote of not less than 75% of the outstanding Series C Preferred Stock. Holders of Series C Preferred Stock will be entitled at any time to convert each share Series C Preferred Stock held by them into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price.

         The holders of Series C Preferred Shares will generally vote together with the holders of the Common Stock as a single class on all matters submitted to the shareholders of the Company for voting. Each share of Series C Preferred Stock entitles the holder to such number of votes on each such matter as shall equal the number of shares of Common Stock into which such Series C Preferred Stock is convertible on the record date with respect to such matter. In addition, approval of holders of a majority of the outstanding Series C Preferred Stock will be required prior to the Company's issuing any shares of a class of preferred stock that rank pari passu with or senior to the Series C Preferred Stock. Except that the Company may issue up to an aggregate of $90 million of Series C Preferred Stock, Series C Preferred Stock and preferred stock ranking pari passu with the Series C Preferred Stock without the approval of any holders of Series C Preferred Stock. The Company may not amend or alter any of the preferences of the Series C Preferred Stock without the approval of the holders of a majority of the outstanding Series C Preferred Stock.

         At any time after November 1, 2005, the Series C Preferred Stock may be redeemed at the option of the Company from time to time, in whole or in part, upon not less than 30 days' notice to each registered holder of the Series C Preferred Stock at a redemption price equal to the Liquidation Preference on the date of redemption. Holders of Series C Preferred Stock will have the option to convert such Series C Preferred Stock into shares of Common Stock prior to the redemption. The Company does not intend to establish a sinking fund or otherwise set aside any amounts for the redemption of the Series C Preferred Stock.

         On November 1, 2008, the Company will redeem each outstanding share of Series C Preferred Stock, out of funds legally available for such redemption, at a redemption price equal to its Liquidation Preference on the date of redemption. Holders of shares of Series C Preferred Stock will have the option to convert such Series C Preferred Stock into shares of Common Stock prior to the redemption.

         At no time will the Company purchase or redeem any Series C Preferred Shares unless the assets of the Company remaining after such redemption and any corresponding reduction in capital, if any, are sufficient to pay any debts of the Company for which payment has not been otherwise provided, or as may otherwise be limited by applicable North Carolina law. However, the Company will redeem all Series C Preferred Stock duly tendered for redemption as soon thereafter as such redemption may be permitted by applicable North Carolina law. To the extent that redemption of less than all of the Series C Preferred Stock duly tendered for redemption is permitted, the Company will redeem such shares (together with the Series A Preferred Stock) on a pro rata basis.

         The number of shares of the Common Stock for which the warrants issued in the private offering are exercisable and the exercise price are subject to adjustment upon the occurrence of certain events, including if the Company issues additional common stock without consideration or at a price less than the exercise price (except in certain circumstances) and if the Company declares and pays on shares of its Common Stock a dividend payable in shares of Common Stock or splits the then outstanding shares of common stock into a greater number of shares.

         During the first quarter of 2000, the Company issued additional units in the private offering for total proceeds of approximately $6.7 million. Included in the additional units were 67,210 shares of Series C Preferred Stock and warrants to purchase approximately 480,000 shares of common stock of the Company at $14.00 per share. As of March 27, 2000 the Company had outstanding 137,330 shares of Series C Preferred Stock held by 54 shareholders of record. Such shareholders held warrants to purchase an aggregate of approximately 980,900 shares of Common Stock at $14.00 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company are qualified by reference to, and should be read in conjunction with, Part II, Item
8. "Financial Statements and Supplementary Data -- Consolidated Financial Statements," including notes thereto, and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In February 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. For comparability purposes, the following summary consolidated financial data of the Company for the year ended 1996 has been restated into a comparable twelve-month period ended December 31, 1996. The consolidated financial data for the years 1994 through 1997 have been derived from audited consolidated financial statements.

                                                                                          Three Month        Fiscal Years Ended
                                                                                          Period Ended     -------------------
                                                   Year Ended December 31,                December 31,     Sept. 28,     Sept. 30,
                                           ---------------------------------------    ------------------ ------------- -------------
                                           1999         1998       1997       1996       1996       1995      1996    1995     1994
                                           ----         ----       ----       ----       ----       ----      ----    ----     ----
                                                                       (UNAUDITED)           (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Consolidated Income Statement Data:
Gross sales...........................   $ 7,706    $ 7,082    $ 1,672      $ 823      $ 408      $ 78       $492    $ 255       $6
 Less: Retailer reimbursements........    (2,610)    (2,489)      (964)      (482)      (240)      (45)      (287)    (144)      (4)
                                          -------    -------      -----      -----      -----      ----      -----    -----      ---
   Net sales..........................     5,096      4,593        708        341        168        33        205      111        2
                                          -------    -------      -----      -----      -----      ----      -----    -----      ---
Operating Expenses:
   Direct costs.......................     9,538     10,216      5,784      3,030        939       275      2,298      903      262
   Selling, general and
   administrative expenses............    28,623     29,169     26,352      8,468      3,077     1,453      6,911    3,391    1,973
   Depreciation and amortization of
   intangibles........................     9,687      7,459      3,934      1,201        468        88        821      191       32
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------
  Total operating expenses............    47,848     46,844     36,070     12,699      4,484     1,816     10,030    4,485    2,267
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------
Operating loss........................   (42,752)   (42,251)   (35,362)   (12,358)    (4,316)   (1,783)    (9,825)  (4,374)  (2,265)
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------
Other income (expense)
   Interest income....................       267      1,338      3,892      2,251      1,249         7      1,009       35        9
   Interest expense...................   (23,582)   (21,147)   (18,033)    (6,948)    (4,263)      (58)    (2,743)    (187)     (88)
   Other expense......................         2         --       (301)        --         --        --         --       --       --
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------
   Total other expense................   (23,313)   (19,809)   (14,442)    (4,697)    (3,014)      (51)    (1,734)    (152)     (79)
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------

Loss from operations before
   extraordinary item and income
   taxes..............................   (66,065)   (62,060)   (49,804)   (17,055)    (7,330)   (1,834)   (11,559)  (4,526)  (2,344)
Income taxes..........................        --         --        (10)        --         --        --         --       --       --
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------
Net loss.before extraordinary item       (66,065)   (62,060)   (49,814)   (17,055)    (7,330)   (1,834)   (11,559)  (4,526)  (2,344)
Extraordinary item-gain on
extinguishment/restructuring of debt..     4,213         --         --         --         --        --         --       --       --
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------
Net Loss                                 (61,852)   (62,060)   (49,814)   (17,055)    (7,330)   (1,834)   (11,559)  (4,526)  (2,344)
Preferred stock dividends accrued.....    (7,752)      (354)         --         --         --        --         --       --      --
                                          -------    -------   --------   --------    -------   -------    -------  -------  ------
Net loss attributable to Common Stock   $(69,604)  $(62,414)  $(49,814)  $(17,055)   $(7,330)  $(1,834)  $(11,559) $(4,526) $(2,344)
                                        =========  =========  =========  =========   ========  ========  ========= ======= =======

Loss Per Common Share Basic and
   diluted............................    $(9.00)    $(8.08)   $ (6.48)    $(2.46)   $ (0.96)   $(0.44)    $(1.91)  $(1.27)  $(0.83)
                                         ========   ========   ========   ========   ========   =======  ========== =======  ======

Weighted average number of common shares:
   Basic and Diluted..................     7,731      7,729      7,692      6,939      7,669     4,126       6,038   3,556    2,830
Other Data: (in whole numbers)
   Installed terminals at end
     of period........................     3,898      2,728      1,840        623        623        96         614      62        7
   Installed stores at end of period..     2,338      1,845      1,148        335        335        51         328      25        3

                                                                    DECEMBER 31,                SEPT. 28,       SEPT. 28,
                                                    ---------------------------------------   ------------   -------------
                                                    1999          1998       1997      1996       1996       1995      1994
                                                    ----          ----       ----      ----       ----       ----      ----
                                                                              (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

   Working capital (deficit).................  $     627     $  7,006    $ 38,478    $ 86,370     $ 91,835   $ (753)   $    63
   Total assets..............................     55,113       60,491      81,023     106,054      107,757     2,178       644
   Total debt................................     74,155      117,373      91,406      77,095       72,923     2,042     1,893
   Common stock purchase warrants(1).........     11,367       27,436      27,436      24,464       24,464        --        --
   Stockholder's equity (deficit)............   (105,692)     (92,555)    (48,432)        643        7,934      (910)   (1,417)

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

         The Company believes it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter*Act e-Marketing Network'sm' ("IEMN"), currently comprises approximately 4,000 server-based terminals located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.com'sm' The Company's web site and its in-store ShopperPerks'TM' portals, are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives Inter*Act's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes is superior to the response rate of any other marketing or advertising medium in the industry.

         During, 1997, 1998 and to a limited extent in 1999, the Company recognized revenue as electronic discounts were redeemed at store cash registers. Manufacturers paid a fee to the Company for each redemption. The fee was composed of (i) a retailer processing fee, (ii) a redemption fee and
(iii) the face value of the coupon. The Company, in turn, passed through both the retailer processing fee, which was included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company recorded as net sales the redemption fee and the retailer processing fee paid by the Manufacturers.

         Beginning in 1998 and through 1999, the Company also had arrangements with Manufacturers whereby the Company received a fixed payment over a fixed period, generally one year. In these cases, the Company recognizes revenue on a ratable basis over the fixed period during which it is providing service or exclusivity to such Manufacturers, as well as the retailer processing fee paid by the Manufacturers. The Company believes that the number of Manufacturer promotions on the IEMN declined and its sales revenue increased less than anticipated because of the introduction of this pricing format and resistance to promoting, at a higher expenditure level, on the IEMN among Manufacturers that wish to use a system installed in more stores and chains.

         Starting in 2000, the Company will be receiving variable fees from Manufacturers for each product redeemed and fixed fees for project management of each promotion. The Company will recognize revenue as electronic discounts are redeemed at the store cash register and, for the project management fee, on a ratable basis over the fixed period over which it is providing services or exclusivity to such Manufacturers. The Company believes that more Manufacturers will agree to promote more products on the IEMN with this new pricing format, since the cost per product sold is expected to be lower, but there is no assurance that this will be the case.

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

         Non-paid promotional expenses represent consumer discounts and retailer processing fees paid to the Retailer by the Company on promotions offered on the IEMN that are not funded by a Manufacturer contract. Manufacturer participation in the IEMN to date has been characterized by a substantial number of trial commitments leading to increasing dollar commitments to the IEMN from those Manufacturers as the network approaches a more national footprint. As the network grows and is more widely accepted by Manufacturers, the Company believes that the need for non-paid promotions will diminish and that revenues from Manufacturers will increase.

         To date, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders deficit of $105.7 million as of December 31, 1999 and has incurred losses of $69.6 million, $62.4 million, and $49.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects to incur substantial additional costs to install additional ShopperPerks portals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the IEMN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in 2000 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, sustain such profitability.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         The Company had installed 3,898 terminals in 2,338 stores as of December 31, 1999 as compared to 2,728 terminals in 1,845 stores as of December 31, 1998. The number of terminals and number of stores with terminals increased as of December 31, 1999 as compared to 1998 largely as a result of the Company's rollout of terminals in the United Kingdom. This was partially offset by a large retailer closing stores in the United States on the East Coast and concerns by Retailers over installing new technology during the second half of 1999 due to Y2K issues.

         Manufacturers promoting on the IEMN system during the 1999 and 1998 periods decreased to approximately 67 from 100, respectively, while total products promoted decreased to approximately 115 from 270, including the European Manufacturers and products. The Company believes that the number of Manufacturer promotions on the IEMN declined and it sales revenue increased only slightly due to the introduction of the fixed fee, annual contract pricing format and resistance to promoting at a higher expenditure level on the IEMN among Manufacturers that wish to use a system installed in more stores and chains. Net sales during the year ended December 31, 1999, increased to $5.1 million from $4.6 million in 1998, primarily as a result of the larger installed base of ShopperPerks portals, and the higher amount of consumer redemptions per promotion run by key manufacturers as the network approaches a more national footprint in both the U.S. and U.K.

         Operating loss for the year ended December 31, 1999 was $42.8 million versus an operating loss of $42.3 million in 1998. The increased loss was primarily due to higher depreciation and amortization expense, partially offset by reduced direct and selling, general and administrative costs. Depreciation and amortization expense increased by $2.2 million reflecting the addition of approximately $11.8 million for the installation of 2,262 and deinstallation of 400 terminals and intellectual property acquired during 1999. Direct costs decreased $0.7 million due to cost cutting programs implemented during the year reducing the costs associated with operating terminals installed in 1999 Non-paid promotions, which the Company historically has used to stimulate customer usage, have been curtailed significantly in 1999 as the Company has been able to offer products on its terminals which were paid for by Manufacturers. Non-paid promotions declined from $4.7 million in 1998 to $1.8 million in 1999. While the Company believes non-paid promotions will continue to be a valuable tool, it expects non-paid promotions to continue to decline as the network has a greater national footprint in the future.

         Net losses for the years ended December 31, 1999 were approximately $61.8 million compared to $62.1 million in 1998. The net loss before the extraordinary item for the year ended December 31, 1999 increased to $66.1 million from $62.1 million in 1998, primarily due to higher operating losses of $0.5 million, increased non-cash interest expense of $2.4 million and decreased interest income of $1.1 million. Interest income of $0.3 million for 1999 reflects a decreased average cash balance during 1999 compared to 1998. Non-cash interest expense of $23.6 million during the year ended December 31, 1999 reflects the interest expense related to the Company's issuance of $142 million of 14% Senior Discount Notes in 1996 for which the Company received net proceeds of $90.8 million. The extraordinary gain of $4.2 million reflects a gain of $1.7 million for repurchase of notes in March 1999 and a $2.5 million gain for restructuring of the 14% Senior Discount Notes in December 1999. (See " -- Liquidity and Capital Resources").

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         The Company had installed 2,728 terminals in 1,845 stores as of December 31, 1998 as compared to 1,840 terminals in 1,148 stores as of December 31, 1997.

         Manufacturers promoting on the IEMN system during the 1998 and 1997 periods, increased to approximately 100 from 52, respectively, while total products promoted increased to approximately 270 from 116, including the European Manufacturers and products for 1998. Net sales during the year ended December 31, 1998, increased to $4.6 million from $708,000 in 1997, primarily as a result of the larger installed base of ShopperPerks portals, and the increased number of promotions run by key manufacturers as the network approaches a more national footprint.

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

         Net loss for the year ended December 31, 1998 increased by approximately $12.3 million from $49.8 million in 1997 period to $62.1 million primarily due to higher operating losses of $6.9 million, increased non-cash interest expense of $3.1 million and decreased interest income of $2.6 million. Non-cash interest expense of $21.1 million during the year ended December 31, 1998 reflects the interest expense related to the Company's issuance of $142 million of 14% Senior Discount Notes in 1996 for which the Company received net proceeds of $90.8 million (See " -- Liquidity and Capital Resources"). Interest income of $1.3 million for 1998 reflects a decreased average cash balance during 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had net working capital of $0.6 million, compared to working capital of $7.0 million at December 31, 1998. Total cash and cash equivalents at December 31, 1999 and 1998 was $9.9 million and $14.2 million, respectively. The Company's current level of indebtedness was $74.2 million at December 31, 1999, representing long-term debt of $68.0 million resulting the issuance of debt securities, capital lease obligations and accrued dividends on the Series B Preferred Stock as well as current debt of approximately $6.1 million from the purchase of intellectual property due to be repaid on June 1, 2000, and capital lease obligations.

         Cash used in operating activities during the year ended December 31, 1999 was $30.4 million, as compared to $38.4 million and $22.2 million for the years ended December 31, 1998 and 1997, respectively. Cash has been used primarily for the development of the Company's IEMN technology, test marketing and deploying the product and compensation of personnel.

         Cash used in investing activities during the year ended December 31, 1999, was $11.8 million, reflecting disbursements for net capital expenditures. Such net capital expenditures were primarily for IEMN equipment and components, fixtures, furniture and equipment for expansion in Europe, and other equipment. For the years ended December 31, 1998 and 1997, cash used in investing activities was $10.2 million and $20.9 million, respectively, primarily reflecting disbursements for net capital expenditures. During 1999, the Company installed approximately 1,170 ShopperPerks portals in approximately 493 stores in the United States and the United Kingdom. The Company estimates that its capital expenditures during 2000 will be approximately $10.0 to $20.0 million, depending on the extent to which Retailers participate in the purchase of IEMN equipment and the availability of third-party equipment financing, to be used primarily for IEMN equipment purchases.

         Net cash provided by financing activities during the years ended December 31, 1999 and 1998 was $37.9 million and $17.6 million, respectively, resulting primarily from the net proceeds from private offerings of preferred stock. No cash was provided by financing activities during the year ended December 31, 1997.

         Since its inception in 1993, the Company has generated revenue well below its expenses, primarily related to the development of its IEMN technology, test marketing and deploying the product and compensation of personnel. To date, the Company has funded its operations through private sales of equity and debt securities. The Company will require additional equity or debt financing to fund capital expenditures, working capital requirements and operating losses to be incurred in connection with the increased commercialization of its IEMN.

         From inception through December 31, 1999, the Company's shareholders have contributed approximately $166.2 million of equity to the Company through private offerings of common stock, the conversion of approximately $2.0 million in stockholder debt to common stock and private offerings of the preferred stock.

         The private offerings of common stock and conversion of stockholder indebtedness occurred primarily from inception through 1996. During the year ended December 31, 1997, the Company issued an aggregate of 60,000 shares of common stock in exchange for intellectual property and services. No common stock was issued during the year ended December 31, 1998. The Company issue approximately 15,000 shares of common stock in exchange for services during the year ended December 31, 1999.

         In 1996, the Company consummated a private offering of debt securities (the "Private Placement") for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Discount Notes") and warrants (the "Discount Note Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. As required by the Warrant Purchase Agreement, the Discount Note Warrants were adjusted effective September 30, 1997 to entitle the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share because the Company had not completed a qualifying initial public offering. Accordingly, the Company recorded additional common stock purchase warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997, the Company exchanged for the outstanding Discount Notes issued in the Private Placement new and identical Discount Notes that were registered under the Securities Act of 1933, as amended, and that do not bear legends restricting their transfer. The first interest payment on the Discount Notes in the amount of $8.7 million was scheduled to be paid in February 2000.

         In March 1999, the Company repurchased a portion of the Discount Notes with an aggregate face value of approximately $2.4 million, for an aggregate of $194,000 in cash. The Discount Note Warrants originally issued in connection with the issuance of these Discount Notes were not repurchased by the Company and continue to be outstanding. This repurchase of Discount Notes resulted in an extraordinary gain on extinguishment of debt of $1.7 million. In October 1999, the Company repurchased additional Discount Notes with a face value of approximately $15.0 million for an aggregate of $3.0 million in cash. Discount Note Warrants to purchase 141,435 shares of the Company's common stock originally issued in connection with the issuance of these Discount Notes were also repurchased by the Company in this transaction at no additional cost. In December 1999, the $15.0 million of Discount Notes and related Discount Note Warrants repurchased in October 1999 were resold by the Company for $3.0 million cash. See Part III, Item 13 "Certain Relationships and Related Transactions."

         In December 1999, the Company completed an exchange offer (the "Exchange Offer") of 14% Senior Pay-in-Kind Notes Due 2003 of Inter*Act Operating Co., Inc., a wholly owned subsidiary of the Company (the "PIK Notes"), 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock of the Company (the "Series B Preferred Stock") and common stock purchase warrants (the "Exchange Offer Warrants") for its outstanding Discount Notes. In the Exchange Offer, each holder of $1,000 principal amount of Discount Notes received $500 principal amount of PIK Notes, one share of Series B Preferred Stock having an initial liquidation preference of $500 and one Exchange Offer Warrant to purchase 17.96 shares of common stock for an exercise price of $.01. Because 100% of the outstanding Discount Notes (other than those held by the Company) were tendered in the Exchange Offer, the issuer of the PIK Notes, Inter*Act Operating Co., Inc., merged with and into its parent, the Company, on December 30, 1999. Consequently, the PIK Notes are direct obligations of the Company.

         The PIK Notes mature on August 1, 2003 and accrue interest at a rate of 14% per annum from and after August 1, 1999, payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Company may, at its option, elect not to make interest payments in cash prior to the date that is 18 months following the earlier of an initial public offering of the Company's common stock or a Change in Control (as defined in the Indenture governing the PIK Notes). To the extent that the Company does not pay interest in cash, the interest accrued on the PIK Notes will be paid by the issuance of additional promissory notes, which will have substantially the same terms, including date of maturity and interest rate, as the PIK Notes.

         As a result of the Exchange Offer, the Company's long-term debt at December 31, 1999 was $68.0 million, reflecting a decrease in long-term debt of $43.8 million as compared to long-term debt of $111.8 million at December 31, 1998. Further, the Exchange Offer resulted in an extension of the scheduled cash interests payments until February 2003.

         In May 1998 the Company issued, in connection with the acquisition of certain intellectual property, a note payable. This note, which was amended in June 1999, bears interest currently at 10.0% per year on the $5.7 million principal balance and is payable on June 1, 2000. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of Common Stock or consummates a change of control, the then-outstanding principal balance and accrued interest would be convertible into shares of the Company's common stock at a conversion price of $8.50 per share, which management believes represents the fair value of the Company's Common Stock at the time of the June 1999 amendment. This note is reflected as a current liability in the Company's consolidated balance sheet as of December 31, 1999.

         The Company's first private offering of preferred stock began in July 1998 when the Board of Directors authorized the sale of up to $40 million of 10% Series A Mandatorily Convertible Preferred Stock (the "Series A Preferred Stock"), first to the Company's shareholders and then to other investors at a price of $100 per share. The Series A Preferred Stock originally offered was convertible into common stock at a conversion rate of $10.00 per share of common stock. As of December 31, 1998, the Company had issued and sold 177,878 shares of Series A Preferred Stock for gross proceeds of approximately $17.8 million. Of such proceeds, $17.7 million was received in cash and $1.0 million was exchanged for outstanding accounts payable. Accrued dividends, payable in Series A Preferred Stock, were approximately $354,000 as of December 31, 1998.

         In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Series A Preferred Stock and the Board increased the aggregate offering of Series A Preferred Stock to $70 million. Such changes consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of common stock into which each share of Series A Preferred Stock is convertible, (ii) an increase in the number of votes per share of Series A Preferred Stock from 10 to the number of shares of common stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Series A Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Series A Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Series A Preferred Stock issued prior to the effective date of the changes and all additional shares of Series A Preferred Stock issued in the private offering. During the fiscal year ended December 31, 1999, the Company issued and sold 320,990 shares of Series A Preferred Stock at a price of $100 per share for total cash proceeds of approximately $32.1 million, all of which were received in cash. Accrued dividends, payable in Series A Preferred Stock, were $4.0 million as of December 31, 1999.

         In December 1999, the Company issued to tendering holders of the Company's Discount Notes in the Exchange Offer described above 139,575 shares of 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), all of which were issued and outstanding as of December 31, 2000. The shares of Series B Preferred Stock have a liquidation preference of $500.00 per share and rank senior, as to dividends and liquidation preference, to all other classes of the Company's capital stock. Dividends on the Series B Preferred Stock accrue from August 1, 1999, at the rate of 14% per annum of the liquidation preference (determined as of the respective dividend payment date) per share, payable semi-annually on the first day of February and August of each year, commencing on February 1, 2000, and are cumulative to the extent unpaid. Accrued dividends on the Series B Preferred Stock were $4.1 million as of December 31, 1999.

         In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately 7.14 shares of the Company's common stock a price of $14.00 per share. As of December 31, 1999, 70,120 units had been issued and sold for total proceeds of approximately $7.0 million, all of which were received in cash. The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. Accrued dividends, payable in Series C Preferred Stock, were $0.03 million as of December 31, 1999.

         During the first quarter of 2000, the Company issued 67,210 additional units in this private offering for total proceeds of approximately $6.7 million. Included in the additional units were 67,210 shares of Series C Preferred Stock and warrants to purchase an additional 480,070 shares of common stock of the Company at $14.00 per share.

         The Company will require additional equity or debt financing to fund capital expenditures, working capital requirements and operating losses to be incurred in connection with the increased commercialization of its IEMN. In 1999, the Company entered into an agreement with a leasing company to lease up to $3.0 million of terminals and related equipment in the U.S., with a right of first refusal on up to $10.0 million in additional lease financing. The Company is working with its leasing source and other third parties to secure additional lease financing for the purchase of IEMN equipment in the United States and Europe. In addition, the Company is negotiating with private investors for additional equity and debt capital. There is no assurance that such additional equipment financing or additional capital can be obtained. If additional funds are raised through the issuance of equity securities, shareholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to the common stock. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense.

         If the Company is unsuccessful in raising additional capital or equipment or other debt financing, the Company may be unable to continue its planned IEMN installations, expand either the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's results of operations and financial condition. However, the Company believes that existing cash and cash equivalents, cash received from sales of preferred stock since December 31, 1999 and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements into the second quarter of 2001.

RISK FACTORS

         The information contained in this report should be read in conjunction with the following factors.

LIMITED OPERATING HISTORY; SIGNIFICANT LOSSES; ACCUMULATED DEFICIT; FUTURE
LOSSES

         The Company was incorporated in February 1993 and has concentrated its efforts on the development, testing and deployment of the IEMN, on capital formation and on the recruitment of management and other key employees. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. To date, the Company has generated minimal operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company had an accumulated stockholders' deficit of $105.7 million as of December 31, 1999 and has incurred net losses of $69.6 million and $62.4 million for the years ended December 31, 1999 and 1998, respectively. The Company expects to incur substantial additional costs to install and operate additional ShopperPerks portals and to sponsor selected promotions to demonstrate the utility of the IEMN to consumers, Retailers and Manufacturers. The Company expended $2.4 million and $4.5 million for the years ended December 31, 1999 and December 31, 1998, respectively, to sponsor promotions. The Company will incur net losses in fiscal 2000 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will ever be able to achieve profitability or, if achieved, sustain such profitability.

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

ABILITY TO OBTAIN BRAND CONTRACTS; LENGTHY SALES CYCLE

         All or substantially all the Company's revenue is expected to be derived for the foreseeable future from fees paid by Manufacturers that promote products on the IEMN. However, many Manufacturers currently participating in the IEMN are doing so at relatively low promotional dollar commitments to test the IEMN's effectiveness. Accordingly, the Company's future success will depend substantially on its ability to establish, maintain and expand relationships with Manufacturers to promote their products using the IEMN. Moreover, it is critical that the Company obtain additional commitments from Manufacturers of major brands in the most popular consumer product categories, as it has recently done with Procter & Gamble and General Mills, and to develop long-term relationships with these Manufacturers in order to ensure that an appropriate mix of products is displayed on the IEMN.

         In addition, the Company has experienced a lengthy sales cycle in marketing the IEMN to Manufacturers. In most cases, the time between initial contact with the Manufacturer and the execution of the final contract, if any, exceeds five months. The Company could fail to obtain such commitments or could experience substantial delays in obtaining such commitments, and, once such commitments are received, the Company could fail to maintain relationships through renewal contracts. There can be no assurance that the Company will obtain additional commitments on a timely basis from any Manufacturers and maintain long-term relationships with these Manufacturers to participate in the IEMN. Even if the Company obtains initial commitments from additional major and other Manufacturers, these contracts typically have had short-term durations, and there can be no assurance that such Manufacturers will make the IEMN a component of their long-term promotional strategies. Any of the foregoing events could result in the Company incurring substantially greater losses for a longer period than expected and could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, even short-term difficulties in implementing its strategies could have a material adverse effect on its results of operations and financial condition.

         In order to enhance its prospects of enrolling Manufacturers in the IEMN, the Company has elected in the past, and expects to elect in the future, to sponsor from time to time, at its own cost, selected product promotions in certain stores to continue to demonstrate the effectiveness of the IEMN. Since these promotional expenditures are classified as selling, general and administrative expenses and are incurred to attract Manufacturers and enhance future revenue, the Company's current losses will be increased in the period of the expenditures and, if the expected future revenue does not materialize, liquidity difficulties currently experienced by the Company could become more significant. See " -- Limited Operating History; Significant Losses; Accumulated Deficit; Future

Losses."

UNCERTAINTY OF MARKET ACCEPTANCE

         Because the utility and the ultimate attractiveness of the IEMN to Manufacturers are substantially dependent on the number of shoppers using the system, the number of stores in which the Company has installed its IEMN significantly affects its revenue generation potential. The Company's profitability and the success of its growth plans will be significantly affected by its ability to contract with additional Retailers for the installation of the IEMN and to install the system in such stores in a rapid and orderly manner. While the Company has contractual commitments from 19 supermarket chains and one pharmacy chain in the U.S. and Europe as of March 1, 2000, there can be no assurance that Retailers who currently, or in the future, have ShopperPerks portals installed or are connected to the ShopperPerks web site will retain the IEMN in their stores or that the Company will be able to continue to increase the number of stores in which the IEMN is installed.

         The Company also is dependent on the level of general acceptance and usage by consumers. Consumer acceptance and usage are dependent on many factors, such as actual and perceived ease of use, access to terminals during peak shopping periods, reliability of the Company's IEMN and perceived attractiveness of the product offerings of the IEMN. There can be no assurance that an adequate number of consumers will use the IEMN at a level sufficient to support the IEMN on an ongoing basis or at a level that will attract additional Manufacturers.

         Inasmuch as demand by Manufacturers, Retailers and consumers is substantially interrelated, any significant continuous lack or lessening of demand by any one of these constituencies could have an adverse effect on overall market acceptance. See Part I, Item 1. "Business -- Business Strategy."

MANAGEMENT OF GROWTH

         The Company's rapid growth has placed, and is expected to continue to place, significant pressure on the Company's managerial, operational and financial resources. To manage its growth, the Company must continue to strengthen its management, implement and improve its operational and financial systems and expand, train and manage its employee base. The Company also will be required to develop and manage multiple relationships with various customers, business partners and other third parties. The Company's systems, procedures or controls may not be adequate to support the Company's operations and Company management may not be able to achieve the rapid expansion necessary to exploit potential market opportunities for the Company's products and services. Any significant problems in the Company's commercialization of the IEMN could create a negative image in the consumer product promotion and discounting business that may be impossible to overcome. The Company's future operating results will also depend on its ability to expand its sales and marketing and research and development organizations, to implement and manage new distribution channels to penetrate markets and to expand its support organization. The Company's failure to manage growth effectively will have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATING TO SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS

         The Company is highly leveraged with indebtedness that is substantial in relation to its stockholders' equity. As of December 31. 1999, the Company had an aggregate of $74.2 million of indebtedness and stockholders' deficit of $105.7 million. See Part II, Item 6. "Selected Consolidated Financial Data.".

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

        The Company recently restructured certain indebtedness. See, Liquidity and Capital Resources." The Company has a note payable in the amount of approximately $5.7 million in connection with the acquisition of certain intellectual property. The note principal, together with accrued interest payable at 10% per year as restructured in 1999, is payable on June 1, 2000.
The Company's ability to make scheduled payments or to refinance its obligations with respect to this note and its other indebtedness will ultimately depend on its financial and operating performance, which in turn is subject to prevailing economic and competitive conditions and to certain financial, business and other factors that may be beyond its control, including operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments and delays in implementing its strategy. The Company's ability to meet its debt service and other obligations will depend on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the IEMN. There can be no assurance that the Company will be able to implement fully its strategy or that the anticipated results of its strategy will be realized. See Part I, Item 1. "Business -- Business Strategy."

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

NEED FOR ADDITIONAL FINANCING

         The Company will need to procure additional financing, the amount and timing of which will depend on a number of factors including the pace of expansion of the Company's markets and customer base, services offered, and development efforts and the cash flow generated by its operations. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, cash received from sales of Series C Preferred Stock since December 31, 1999 and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements into the second quarter of 2001. See "Liquidity and Capital Resources." The Indenture limits the ability of the Company to incur additional indebtedness in certain circumstances. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense.
There can be no assurance that additional financing will be available when needed on terms favorable to the Company. Any future debt financing or issuance of preferred stock by the Company would be senior to the rights of the holders of Common Stock, and any future issuance of Common Stock would result in the dilution of the then existing stockholders' proportionate equity interests in the Company. If adequate funds are not available on acceptable terms, the Company may be unable to continue its planned IEMN installations, expand either the number and dollar amount of Manufacturer commitments, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON THIRD PARTIES

         The Company's success is dependent upon its ability to obtain and maintain favorable contracts with Retailers and Manufacturers. The Company has derived and will continue to derive substantially all its revenue from the participation of Manufacturers on the IEMN and from the operation of the IEMN in supermarkets. Any decrease in Manufacturers' promotional expenditures in general or the decision of Manufacturers to promote their products through marketing strategies that do not include the IEMN could result in a smaller overall market for the Company's services. In addition, the Company's terminals will be primarily manufactured by a single supplier, NCR Corporation, under an exclusive two-year contract. The Company is also dependent on its suppliers of ShopperPerks portals and servers. In addition, the Company is dependent upon the condition and performance of its Retailer partners. Consequently, factors affecting the advertising and promotional strategy of Manufacturers or the condition of its Retail partners or suppliers, such as labor disputes or supply problems, could have a material adverse effect on the Company's business, results of operations or financial condition.


COMPETITION

         The consumer product advertising and promotional business is intensely competitive. Many media outlets compete for the advertising and promotional dollars Manufacturers spend to promote their products. The Company's services compete against these media outlets, such as television, radio, newspapers and, most directly, coupons. A number of new, electronic marketing products and services also have been introduced, including electronic shelf markers, computer-screen equipped shopping carts, battery-powered coupon dispensers, electronic marketing networks, Internet coupons and frequent shopper programs. A number of potential competitors have failed because of a lack of acceptance, lack of capital, technical problems or a combination of these factors. While the Company believes it provides a cost-effective targeted marketing service, there are many factors a Manufacturer will take into account in allocating advertising or promotional expenditures, and there can be no assurance that the Company's services will compete effectively against alternative marketing outlets. Most of the Company's competitors in the consumer product promotional and advertising business are larger, possess significantly greater financial resources and have longer operating histories than the Company. See Part I, Item 1. "Business -- Customers and Competition".

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

         The Company's success and ability to compete are dependent upon its proprietary systems and technology. The Company holds licenses to United States patents which cover various aspects of its systems and methods of distributing promotions, and the Company also has an additional patent application pending. Inter*Act e-Marketing Network'sm' is a service mark of the Company. However, it is possible that patent rights held by the Company may be held invalid or that disputes with third parties over the scope of licensed patents and other proprietary rights may occur, including the Company's trademarks. Certain aspects of the Company's services may not be adequately protected from infringement or copying and there can be no assurance that the Company's licensed patents or its trademarks would be upheld if challenged or that competitors might not develop similar or superior processes or services outside the protection of any patents licensed to the Company. In addition, litigation may be necessary to enforce or protect the Company's intellectual property rights or to defend against claims of infringement or invalidity. The Company is presently in litigation with Catalina Marketing Corporation and its affiliates with each side claiming infringement of its respective patents. See Part I, Item
3. "Legal Proceedings." Misappropriation of the Company's intellectual property or any potential litigation on the Company's rights to its intellectual property could have a material adverse effect on the Company's business, results of operations and financial condition. See Part I, Item 1. "Business -- Intellectual Property Matters"

RELOCATION OF COMPANY'S HEADQUARTERS

         The Company's operations and financial condition depend in part on operating in a location where the operating costs for salaries, real estate, utilities and other such expenditures are reasonable. The Company recently moved its headquarters from Norwalk, Connecticut to Charlotte, North Carolina in anticipation of reducing such operating costs over the long-term. The relocation has resulted in an expected turnover of employees and expenditures for retention bonuses, travel, and the relocation of the Company's network operations first from Norwalk to the short-term offices being subleased, then to the Company's permanent office in Charlotte. It is uncertain that the operating costs in the new location will result in significant savings in the long-term. See Part I,
Item 2, "Properties"; "Risk Factors -- New Management; Dependence on Key Employees."

NEW MANAGEMENT; DEPENDENCE ON KEY EMPLOYEES

         The Company's business operating results and financial condition depend in significant part upon the continued contributions of its management and other key technical personnel and sales people. Most of the Company's management and sales force has been hired by the Company in the last twelve months. The Company's President and Chief Operating Officer has served in such capacity since August 1999. The Company's Chief Financial Officer has served in such capacity since December 1999, and its Senior Vice President, Retail Sales, has held that position since September 1998. The Company's Senior Vice President and Chief Technical Officer has served since October 1998 and its Senior Vice President of Brand Sales since February 1999. The Company's Chairman and Chief Executive Officer, Mr. Stephen Leeolou, was elected to such position on June 12, 1996. See Part III, Item 10. "Directors and Executive Officers of the Company".

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company has experienced fluctuations in its quarterly operating results and may continue to do so in the future. Some of the factors that may affect the quarterly operating results of the Company include (i) the timing and nature of expansion efforts in both new and existing markets, (ii) the introduction of new products or services and the market response to those introductions, (iii) relationships with Retailers, (iv) relationships with Manufacturers, (v) seasonal trends, particularly in the retail grocery industry,
(vi) changes in pricing policies or service offerings, (vii) changes in the level of marketing and other operating expenses to support future growth, (viii) the mix of product and promotional offerings on the IEMN, (ix) competitive factors and (x) general economic conditions.

Consequently, quarterly revenues and operating results may fluctuate significantly, and the Company believes that period-to-period comparisons of results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

RELATIONSHIP WITH DIRECTORS, OFFICERS AND PRINCIPAL SHAREHOLDERS; POTENTIAL CONFLICTS OF INTEREST; CONTROL BY SIGNIFICANT SHAREHOLDER

         The directors, officers and principal shareholders of the Company have potential conflicts of interest in certain transactions with the Company and between the Company and certain parties controlled by or otherwise related to directors, officers or principal shareholders. These transactions include asset purchases, private purchases of stock, loans to the Company, licensing of proprietary rights, option grants, consulting agreements and other transactions. See Part III, Item 13. "Certain Relationships and Related Transactions." With respect to future transactions, the Company currently has not adopted or formulated any procedures to resolve conflicts of interest other than customary board practices such as relying on the judgment of disinterested directors, when appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information that are required to be included pursuant to this Item 8. are listed in and follow the Index to Financial Statements following Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information about each of the Company's executive officers and directors.

         NAME                       AGE     POSITION
         ----                       ---     --------
Stephen R. Leeolou...............   44      Chairman of the Board of Directors, Chief Executive Officer
                                            and Treasurer
Lee D. Armbuster.................   44      President and Chief Operating Officer
Thomas J. McGoldrick.............   54      Executive Vice President, Chief Financial Officer and Chief
                                            Administrative Officer
Donald J. Anderson...............   52      Senior Vice President and Chief Technical Officer
Michael T. Leeolou...............   42      Senior Vice President, Retail Services
Mary Braunsdorf..................   42      Senior Vice President, General Counsel and Secretary
Gary Schneider...................   49      Senior Vice President U.S. Brand Sales
                                   ----
Poul E. Heilmann.................   39      Senior Vice President Global Marketing
Van E. Snowden...................   44      Senior Vice President Business Development
Robert M. DeMichele..............   54      Director
William P. Emerson, Jr...........   46      Director
Haynes G. Griffin................   52      Director
Richard A. Horvitz...............   47      Director
Richard P. Ludington.............   52      Director
L. Richardson Preyer, Jr. .......   51      Director
Brian A. Rich....................   38      Director
Stuart S. Richardson.............   52      Director
Robert A. Silverberg.............   63      Director

         Stephen R. Leeolou has been a director of the Company since its inception in 1993 and Chairman of the Board of Directors and Treasurer of the Company since August 1995. In June 1996, Mr. Leeolou became Chief Executive Officer of the Company. Mr. Leeolou was a co-founder and served as a director and executive officer of Vanguard Cellular Systems, Inc. from its inception in 1984 until May 1999 when it was acquired by AT&T Corporation. Stephen R. Leeolou is the brother of Michael T. Leeolou.

         Lee D. Armbuster has been President and Chief Operating Officer of the Company since August 1999. Prior to joining the Company, Mr. Armbuster served as Executive Vice President and General Manager of Laneco, a division of Super Value, Inc. Corporation since May, 1998. From February 1995 through May 1998 he was Executive Vice President in charge of Marketing and Merchandising of the same company.

         Thomas J. McGoldrick has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since December 1999. Prior to joining the Company, Mr. McGoldrick served as President of Geneva Management Services, a management consulting firm.

         Donald J. Anderson has been Senior Vice President and Chief Technical Officer of the Company since October 1998. Prior to joining the Company, he served as Vice President -- Information Services of Vanguard Cellular Systems, Inc. since 1995. In this capacity, Mr. Anderson was responsible for all computer network and software development operations. Prior to his position with Vanguard, Mr. Anderson was Vice President -- Development and Operations for Capital Data Systems from 1992 through 1995 and was responsible for development of paging and natural gas billing systems.

         Michael T. Leeolou has been Senior Vice President, U.S. Retail Sales since November, 1999 and Vice President, Retail Services of the Company, since September 1996. From September 1995 through August 1996, Mr. Leeolou was a Regional Sales Manager for Geotek Communications, Inc. From January 1990 through August 1995, he was a Senior Account Executive with AT&T. Michael T. Leeolou is the brother of Stephen R. Leeolou.

         Mary Braunsdorf has been a Senior Vice President of the Company since November 1999 and General Counsel of the Company since March 1998. She became Secretary of the Company in November 1998. Prior to joining the Company, Ms. Braunsdorf served as corporate counsel for Timex Corporation since 1989 and also served as Assistant Secretary for Timex and certain of its subsidiaries.

         Gary Schneider has been Senior Vice President U.S. Brand Sales of the Company since November, 1999. Prior to joining the Company in February 1999, Mr. Schneider was a consultant with Coopers & Lybrand L.L.P. concentrating in the packaged goods industry from 1996 to 1998. Prior thereto, Mr. Schneider was Vice President - Sales Strategy with Coca-Cola Foods.

         Poul E. Heilmann has been Senior Vice President Global Marketing of the Company since November, 1999. Prior to joining the Company in August 1999, Mr. Heilmann served as Director of Marketing of Kash N'Karry Food Stores, a subsidiary of Delhaize America, Inc. from 1997 to 1999, and as Director of Marketing of Food Lion, Inc. from 1994 to 1997.

         Van E. Snowdon has been Senior Vice President Business Development of the Company since November, 1999. Prior to joining the Company, Mr. Snowdon served as President and Chief Executive Officer of International Wireless Communications, Inc. from March 1998 to September 1999. Prior thereto, Mr. Snowdon was President of Vanguard's International Division.

         Robert M. DeMichele has been a director of the Company since 1995 and has served as President, Chief Executive Officer and a director of Lexington Global Asset Managers, Inc., a diversified financial services holding company, since 1995. Prior thereto, Mr. DeMichele was President, Chief Executive Officer and a director of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc. Mr. DeMichele also serves as a director of Chartwell Reinsurance Co. and the Navigators Group, Inc.

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

         Haynes G. Griffin has been a director of the Company since its inception in 1993 and served as Chairman of the Board of Directors of the Company from 1993 through 1995. Mr. Griffin currently serves as Chairman and Chief Executive Officer of Prospect Partners, LLC, a venture capital firm. Mr. Griffin was a co-founder and Chairman of the Board of Vanguard and served as an executive officer and director of Vanguard from its inception in 1984 until May 1999 when it was acquired by AT&T Corporation. Mr. Griffin is a member of the Board of Directors of Lexington Global Asset Managers, Inc.

         Richard A. Horvitz has been a director of the Company since April 1999. Mr. Horvitz is Chairman and Chief Executive Officer of Moreland Management,
Co., a management advisory firm. Mr. Horvitz is also Vice Chairman and a trustee of LJR Trust, which is a general partner of LJR Limited Partnership.

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

         L. Richardson Preyer, Jr. has been a director of the Company since its inception in 1993. Mr. Preyer currently serves as President [and Vice Chairman] of Prospect Partners, [LLC], a venture capital firm. Mr. Preyer was a co-founder of Vanguard and served as a director and executive officer of Vanguard from its inception in 1983 until May 1999 when it was acquired by AT&T Corporation. Mr. Preyer is a cousin of Stuart S. Richardson.

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

         Stuart S. Richardson has been a director of the Company since 1995 and has served as Chairman of Lexington Global Asset Managers, Inc., a diversified financial services holding company, since 1995. Prior thereto, Mr. Richardson was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also serves as a director of Chartwell Reinsurance Co. Mr. Richardson is a cousin of L. Richardson
Preyer, Jr.

         Robert A. Silverberg has been a director of the Company since 1996. Mr. Silverberg served as Executive Vice President and Director of Vectra Bank from 1995-1998. Prior thereto, Mr. Silverberg was Chairman of the Board and President of First Denver Corporation and Chairman of the Board of its subsidiary, First National Bank of Denver. Mr. Silverberg was also the President and Chairman of the Board of 181 Realty Company, a commercial real estate holding company and from 1996 to 1998 served as a managing partner of Silverberg Investment
Co. LLLP.

         In addition to the executive officers of the Company mentioned above, Peter F. Kelly has served as Managing Director of the Company's
European operations since December 1999. Prior to joining the Company, Mr. Kelly served as Business Unit Head-Retail for Europe with IBM (U.K), Ltd. Prior thereto, Mr. Kelly served as Trading Director for Tesco, the United Kingdom's largest grocery retailer.

         The Company's bylaws provide that the number of directors shall be not less than seven nor more than 12, such number within the foregoing range to be fixed from time to time by the Board of Directors or shareholders. The number is presently fixed at 12, and there are presently two vacancies on the Board. The holders of a majority of the Company's Common Stock have entered into a voting agreement whereby LJR Limited Partnership is entitled to designate one director of the Company. Pursuant to this arrangement, Richard A. Horvitz was elected as a director of the Company in June 1999. See Part III, Item 13. " Certain Relationships and Related Transactions."

COMMITTEES

         The Compensation and Stock Option Committee of the Board of Directors consists of Messrs. DeMichele (Chairman), Horvitz, Preyer and Richardson. This Committee recommends employee salaries and incentive compensation to the Board of Directors and administers the Company's stock option plans.

         The Nominating Committee of the Board of Directors was created in June 1999 and presently consists of Stephen R. Leeolou, Richard A. Horvitz and Brian
A. Rich. This Committee considers and makes recommendations to the Board regarding the appropriate size of the Board and recommends nominees to be considered as directors of the Company.

         The Audit Committee of the Board of Directors consists of Messrs. Silverberg (Chairman), Emerson and Ludington. The Audit Committee makes recommendations to the Board of Directors concerning its review of the Company's internal controls and accounting system and its review of the annual audit, and regarding the selection of independent auditors.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

        The following table sets forth all compensation paid by the Company for services rendered in all capacities to the Company during the periods indicated to its Chairman and Chief Executive Officer, its four most highly compensated individuals serving as executive officers of the Company at December 31, 1999 and two additional individuals who served as executive officers of the Company during the year and would have been included in the table but for the fact that they were no longer employed by the Company at December 31, 1999 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                                      SECURITIES
                  NAME AND                                                                          OTHER             UNDERLYING
             PRINCIPAL POSITION                   YEAR        SALARY ($)       BONUS ($)        COMPENSATION          OPTIONS (#)
             ------------------                   ----        ----------       ---------        ------------          -----------
Stephen R. Leeolou                                 1999         50,000              --               --                800,000(1)
     Chairman of the Board                         1998         51,923              --               --                   --
     Chief Exec. Officer & Treasurer               1997         50,000              --               --                   --
Lee D. Armbuster                                   1999        110,904          40,000               --                200,000
     President                                     1998             --              --               --                   --
     Chief Operating Officer                       1997             --              --               --                   --
Donald J. Anderson                                 1999        125,000          10,000               --                 85,000(2)
     Senior Vice President                         1998         30,126              --               --                 50,000
     Chief Technical Officer                       1997             --              --               --                 10,000(3)
Michael T. Leeolou                                 1999        145,000          31,750               --                110,000(4)
     Senior Vice President                         1998        138,327          35,000               --                 80,000
     U.S. Retail Sales                             1997             --              --               --                 30,000
Mary Braunsdorf                                    1999        118,998          10,000               --                 45,000(5)
     Senior Vice President                         1998         76,366              --               --                 15,000
     General Counsel and Secretary                 1997             --              --               --                   --
Gary Schneider                                     1999        116,827          10,000           133,817 (6)            60,000
     Senior Vice President                         1998             --              --               --                   --
     U.S. Brand Sales                              1997             --              --                                    --
Richard A. Vinchesi                                1999         98,365          30,000               --                152,000(7)
     Senior Vice President, Chief                  1998        160,962          20,000               --                100,000
     Operating Officer and Chief                   1997        142,538              --               --                 52,000
     Financial Officer (through August
     1999)
Thomas A. Manna                                    1999        145,000          40,000               --                   --
     Vice President, National Sales                1998        150,577          77,500               --                   --
     (through January 1999)                        1997        105,962          155,000              --                 70,000

Footnotes to Summary Compensation Table

(1) Includes special option to purchase 475,000 shares, exercisable only upon an initial public offering or sale of the Company.

(2) Includes 60,000 options granted in previous years that were repriced in 1999 from $10.00 to $8.50 per share.

(3)  Granted in his capacity as a consultant to the Company.

(4) Includes 110,000 options granted in previous years that were repriced in 1999 from $10.00 to $8.50 per share.

(5) Includes 15,000 options granted in previous years that were repriced in 1999 from $10.00 to $8.50 per share.

(6) Mr. Schneider received this amount as a relocation allowance in connection with his relocation to the Company's headquarters in Charlotte, North Carolina.

(7) Includes 152,000 options granted in previous years that were repriced in 1999 from $10.00 to $8.50 per share.


Option Grants, Exercises and Holdings and Fiscal Year-end Option Values. The following table summarizes all option grants during the year ended December 31, 1999 to the Named Officers. Except as otherwise indicated in the table below, the options become exercisable, 20% each year, over a period of five years from the date of grant, commencing on the first anniversary of the date of grant. All options expire ten years from the date of grant.



                                                            Option Grants During 1999
                             --------------------------------------------------------------------------------------
                                                                                        Potential Realizable Value
                             Number of       Percent of                                       Value  at Assumed
                               Shares      Total Options    Exercise                       Annual Rates of Stock
                             Underlying     Granted to       or Base                      Price Appreciation for
                              Options      Employees in     Price Per   Expiration             Option Term(1)
                             Granted(#)       1999 (%)       Share         Date           5% ($)        10% ($)
                             ----------       --------       -----         ----           ------        -------
         Name
         ----
Stephen R. Leeolou            800,000           44.37         8.50       9/15/09      14,276,483      10,837,449
Lee D. Armbuster              200,000           11.09         8.50        9/1/09       1,070,000       2,702,000
Donald J. Anderson             10,000(3)         0.55         8.50       4/30/07         408,538       1,013,003
                               50,000(3)         2.77         8.50      11/20/98
                               12,500            0.69         8.50       7/21/09
                               12,500            0.69         8.50       9/15/09
Michael T. Leeolou             30,000(3)         1.66         8.50       4/30/07         496,654       1,215,019
                               80,000(3)         4.44         8.50       4/20/08
Mary Braunsdorf                15,000(3)         0.83         8.50       4/20/08         230,662         579,542
                               30,000            1.66         8.50       7/21/09
Gary Schneider                 50,000            2.77         8.50       7/21/09         321,000         810,600
                               10,000            0.55         8.50       9/15/09
Richard A. Vinchesi, Jr.       55,800(3)         3.09         8.50       8/20/01         239,016         578,845


                                                            Option Grants During 1999
                             --------------------------------------------------------------------------------------
                                                                                        Potential Realizable Value
                             Number of       Percent of                                       Value  at Assumed
                               Shares      Total Options    Exercise                       Annual Rates of Stock
                             Underlying     Granted to       or Base                      Price Appreciation for
                              Options      Employees in     Price Per   Expiration             Option Term(1)
                             Granted(#)       1999 (%)       Share         Date           5% ($)        10% ($)
                             ----------       --------       -----         ----           ------        -------
         Name
         ----
Thomas A. Manna                 0                0             N/A           N/A           N/A             N/A


(1) Amounts represent hypothetical gains that could be achieved for the respective aggregate options granted to each Named Officer if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation, mandated by rules promulgated by the Securities and Exchange Commission, of 5% and 10% compounded annually from the date the respective options were granted to their expiration date, and are not intended to forecast possible future appreciation, if any, in the price of the Company's Common Stock. The gains shown are net of the option exercise price, but do not include deductions for federal or state income taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the exercise of the stock options will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.

(2) Includes special option to purchase 475,000 shares granted to Mr. Leeolou that become exercisable only upon an initial public offering or sale of the Company.

        No Named Officers exercised any stock options during 1999. The following table sets forth information concerning all option holdings for the year ended December 31, 1999, with respect to the Named Officers.

    AGGREGATED OPTIONS/SAR EXERCISES IN 1999 AND YEAR-END 1999 OPTION VALUES


                                                                          Number of Securities
                                                                         Underlying Unexercised        Value of in-the-Money
                                  Shares                                 Options/SARs at Fiscal     Options/SARs at Fiscal Year-
                                Acquired on       Value Realized              Year-End (#)                   End($)(1)
                               Exercise (#)            ($)             Exercisable/Unexercisable     Exercisable/Unexercisable
                               ------------       ---------------      -------------------------     -------------------------
Name
----
Stephen R. Leeolou                   0                  0                   202,000/800,000             1,721,700/4,400,000
Lee D. Armbuster                     0                  0                         0/200,000                     0/1,100,000
Donald J. Anderson                   0                  0                     20,000/65,000                 110,000/357,500
Michael T. Leeolou                   0                  0                     56,000/64,000                 326,000/364,000
Mary Braunsdorf                      0                  0                      6,000/39,000                  33,000/214,500
Gary Schneider                       0                  0                          0/60,000                       0/330,000
Richard A. Vinchesi, Jr.             0                  0                          75,000/0                       431,700/0
Thomas A. Manna                      0                  0                          21,000/0(2)                     84,000/0

(1) There is no trading market for the Common Stock. Management estimated the fair market value of the Common Stock to be $14.00 share at December 31, 1999.

(2)  These options expired, without exercise, on January 7, 2000.

        Stock Compensation Plans. The Company has a 1994 Stock Compensation Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 330,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1999, there were no shares available for future grants under the 1994 Stock Compensation Plan.

        The Company also has a 1996 Nonqualified Stock Option Plan that provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 600,000 shares of Common Stock, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. This plan is subject to shareholder approval. As of December 31, 1999, 15 shares were available for future grants under the 1996 Nonqualified Stock Option Plan.

        The Company also has established the 1997 Long-Term Incentive Plan that provides for the issuance of shares of Common Stock to officers, supervisory employees, directors or consultants pursuant to incentive and nonqualified stock options and restricted and unrestricted stock awards. All options under the plan must be granted at an exercise price not less than the fair market value of the Common Stock at the time of the grant. No stock awards or stock appreciation rights have been granted under the plan. In June 1999, the Board of Directors authorized an increase in the aggregate number of shares that may be issued pursuant to this plan from 670,000 to 1,470,000, subject to certain adjustments affecting the Company's capitalization. As of December 31, 1999, 1,918 shares were available for future grants under this plan.

        The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the Plan, to determine to whom and at what time options and bonuses may be granted and the other terms and conditions of the grant.

DIRECTOR COMPENSATION

        In July 1999 each of the nonemployee directors of the Company was granted a nonqualified stock option, exercisable for 5,000 shares of Common Stock of the Company at an exercise price of $8.50 per share as compensation for services rendered. The directors were not otherwise compensated for their service as directors during 1999 except for the repricing of existing options that reduced the exercise price of such options from $10.00 to $8.50.

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

        Effective November 2, 1999, the Company entered into an Employment Agreement with Steve Leeolou who is Chairman of the Board, Chief Executive Officer and Treasurer of the

Company. The Agreement is for a term of three years and provides for an annual salary of $50,000 for the first year with subsequent increases in salary as may be approved by the Board of Directors of the Company. Under the terms of the Agreement, Mr. Leeolou's salary will be reviewed at least annually and the annual increase shall be not less than 5% of the then Base Salary. Upon the occurrence of a "Liquidity Event," which is defined as (i) completion of an initial public offering by the Company, or (ii) a sale of all or substantially all of the Company, by means of a merger, a share exchange, a sale of assets or otherwise, for an aggregate equity value (excluding debt) of not less than $200,000,000. Mr. Leeolou's salary shall be increased to $250,000 per annum.

        The Agreement also contains a provision providing for a severance payment equal to 2.99 times Mr. Leeolou's average annual total cash compensation for the immediately preceding two fiscal years if he is terminated without cause following a change in control, or if Mr. Leeolou's responsibilities are substantially diminished, he is required to change his residence or his travel obligations are substantially increased without his consent following a change in control.

         In January 1999, Mr. Manna resigned from his position with the Company. Pursuant to the terms of a Severance and Release Agreement (the "Severance Agreement") between Mr. Manna and the Company, the Company agreed to pay Mr. Manna's annual salary of $150,577 for a period of 12 months. The Company also agreed to pay $40,000 to Mr. Manna in equal installments of $5,000 per month and to extend the exercise period for his vested options for a period of one year.

         In 1999, the Board of Directors adopted a Key Employee Severance Plan for the purpose of improving the ability of the Company to attract and retain highly qualified, high impact key employees. Pursuant to the Plan, an employee of the Company who is identified as a participant by the Board of Directors or Compensation Committee becomes entitled to receive a severance payment if the participant is terminated without cause following a change in control of the Company or if the participant terminates his or her employment because of a change in position or employment conditions following a change in control. The severance payment would be equal to the participant's average annual base salary for the immediately two preceding two fiscal years multiplied by a number ranging from 1.00 to 2.99. Each of the Named Officers presently serving and other key employees have been named as participants in the plan. The multiples with respect to Named Officers presently serving are: Stephen
R. Leeolou (2.99), Lee D. Armbuster (1.75), Donald J. Anderson (1.25),
Michael T. Leeolou (1.25), Mary Braunsdorf (1.25), and Gary Schneider (1.25).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Robert DeMichele, Richard Horvitz, L. Richardson Preyer, Jr. and Stuart
S. Richardson are members of the Company's Compensation and Stock Option Committee and have provided capital to the Company and engaged in related transactions. See Part III, Item 13. "Certain Relationships and Related Transactions".

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth the beneficial ownership of each class of the Company's voting securities by each person known by the Company to be the owner of 5% or more of the shares of each class, by each person who is a director or Named Officer of the Company and by all directors and officers of the Company as a group. Ownership of the Company's Common Stock is set forth in the first table and ownership of each of the Company's three classes of preferred stock-- the 10% Series A Mandatorily Convertible Preferred Stock ("Series A Preferred Stock"), the 14% Series B Senior Mandatorily Convertible Preferred Stock ("Series B Preferred Stock") and the 10% Series C Mandatorily Convertible Preferred Stock ("Series C Preferred Stock")- - is set forth in the second table.

                                                                   COMMON STOCK BENEFICIALLY OWNED (1)
                                                                   -----------------------------------
                         SHAREHOLDER                                 SHARES                    PERCENT
                         ------------                                -------                   -------
Vanguard Cellular Operating Corp. (2)                                2,920,114                 33.22%
Piedmont Acorn Investors Limited Partnership (3) (4)                   787,285                 10.16%
Clearing Systems, Inc.                                                 792,548                 10.23%
William P. Emerson, Jr. (5)                                            304,612                  3.91%
Haynes G. Griffin (6)                                                  389,677                  5.00%
Richard A. Horvitz (7)                                                 126,429                  1.61%
Stephen R. Leeolou (8)                                                 582,649                  7.30%
Richard P. Ludington (9)                                               118,567                  1.53%
L. Richardson Preyer, Jr. (10)                                         396,677                  5.09%
Brian A. Rich (11)                                                      11,000                      *
Stuart S. Richardson (12)                                              420,122                  5.31%
Robert A. Silverberg (13)                                               41,714                      *
Robert M. DeMichele (14)                                               224,857                  2.84%
Michael T. Leeolou (15)                                                 73,961                      *
Mary Braunsdorf (16)                                                     6,000                      *
Gary Schneider                                                               0                      -
Donald Anderson (17)                                                    20,000                      *
Richard A. Vinchesi (18)                                                85,000                  1.09%
Thomas A. Manna (19)                                                         0                      -
All Directors and Officers as a group                                2,502,039                  28.67%
(18 persons) (20)

---------
  * Owns less than 1% of the total outstanding shares of class.










Footnotes to Common Stock Ownership Table

(1) Applicable percentage of ownership is based on outstanding shares of Common
Stock as of March 27, 2000. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to securities. Shares of Common Stock issuable under options or warrants currently exercisable or exercisable within 60 days of March 27, 2000 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in these footnotes, each stockholder identified in the tables possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder.

(2) Includes 900,113 shares of Common Stock that Vanguard has the right to acquire at $23.50 per share under an amended and restated warrant. Also includes
145,455 shares of Common Stock that Vanguard has the right to acquire at $8.50 per share under other warrants.

(3) These shares are owned of record by Piedmont Acorn Investors Limited
Partnership. Lunsford Richardson, Jr. is the general partner of Piedmont Acorn
Investors Limited Partnership and may also be deemed to beneficially own such shares. Includes 2,500 shares of Common Stock that Piedmont Acorn has the right to purchase under presently exercisable warrants.

(4) The descendants of Lunsford Richardson, Sr., their spouses, trusts, and corporations in which they have interests and charitable organizations established by such descendants (collectively referred to as the "Richardson
Family") beneficially own approximately 1,593,176 shares, or 19.43%, of the Common Stock. Such number of shares of Common Stock includes 784,785 shares and presently exercisable warrants to purchase 2,500 shares held by Piedmont Acorn
Investors Limited Partnership, 50,000 shares and presently exercisable warrants to purchase 145,357 shares held by the Smith Richardson Foundation, Inc., 50,000 shares and presently exercisable warrants to purchase 109,643 shares held by Piedmont Harbor-Piedmont Associates Limited Partnership, 268,741 shares and presently exercisable warrants to purchase 9,915 shares held directly by L.
Richardson Preyer, Jr., 73,421 shares held in family trusts for Mr. Preyer and his children, 44,600 and 18,500 shares Mr. Preyer and Mr. Stuart S. Richardson, respectively, have the right to acquire under presently exercisable options granted to them under the Company's stock option plans, and 35,714 shares that Mr. Richardson has the right to acquire under presently exercisable warrants.
The individuals and institutions constituting the Richardson Family have differing interests and may not necessarily vote their shares in the same manner. Furthermore, trustees and directors have fiduciary obligations (either individually or jointly with other fiduciaries) under which they must act on the basis of fiduciary requirements which may dictate positions that differ from their personal interests.

(5) Includes 47,200 shares of Common Stock that Mr. Emerson has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Also includes 500 shares that Mr. Emerson has the right to purchase under presently exercisable warrants. Includes 30,000 shares of Common
Stock held by a trust for the benefit of his children and 5,000 shares of Common
Stock held by an entity controlled by Mr. Emerson. Includes 1,375 shares that such entity has the right to purchase under presently exercisable warrants. Does not include 5,000 shares of Common Stock held by members of his immediate family for which Mr. Emerson disclaims beneficial ownership.

(6) Includes 37,600 shares of Common Stock that Mr. Griffin has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Includes 10,905 shares of Common Stock held in trusts for the benefit of Mr. Griffin's children. Also includes 9,915 shares that Mr.
Griffin has the right to purchase under presently exercisable warrants. Does not include 85,702 shares of Common Stock owned by a partnership of which his brother is general partner. Mr. Griffin disclaims beneficial ownership of such shares.

(7) Includes 5,000 shares of Common Stock that Mr. Horvitz has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans. Includes 121,429 shares of Common Stock that LJR
Limited Partnership has the right to acquire under presently exercisable warrants. Mr. Horvitz is Vice Chairman and a trustee LJR Trust, a general partner of LJR Limited Partnership.











(8) Includes 202,000 shares of Common Stock that Mr. Stephen Leeolou has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans. Also includes 29,559 shares that Mr. Leeolou has the right to purchase under presently exercisable warrants. Includes 8,928 shares that a partnershp controlled by Mr. Leeolou has the right to purchase under presently exercisable warrants. Includes 17,961 shares of Common Stock held by trusts for the benefit of his children for which Mr. Michael T. Leeolou serves as trustee. Such shares are also reported as beneficially owned by Mr.
Michael T. Leeolou.

(9) Includes 23,000 shares of Common Stock that Mr. Ludington has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans and 17,113 shares of Common Stock held by a trust for the benefit of his children.

(10) Includes 44,600 shares of Common Stock that Mr. Preyer has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Includes 73,421 shares of Common Stock held in trusts for the benefit of Mr. Preyer and his children, a portion of which (10,908 shares) are also reported as beneficially owned by Mr. Richardson. Also includes 9,915 shares that Mr. Preyer has the right to purchase under presently exercisable warrants.

(11) Includes 11,000 shares of Common Stock that Mr. Rich has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

(12) Includes 35,714 shares that Mr. Richardson has the right to purchase under presently exercisable warrants. Includes 10,908 shares of Common Stock held in trust for Mr. Preyer's children for which Mr. Richardson serves as trustee. Such shares are also reported as beneficially owned by Mr. Preyer. Includes 50,000 shares of Common Stock held by the Smith Richardson Foundation, of which Mr.
Richardson serves as one of eight trustees and 145,357 shares that the Foundation has the right to purchase under presently exercisable warrants.
Includes 50,000 shares of Common Stock held by Piedmont Harbor-Piedmont
Associates Limited Partnership, of which Mr. Richardson serves as a general partner, and 109,643 shares that such Partnership has the right to purchase under presently exercisable warrants. The shares held by the Smith Richardson
Foundation are also reported as beneficially owned by Robert M. DeMichele. Mr.
Richardson disclaims beneficial ownership of the shares held by the Foundation.
Includes 18,500 shares of Common Stock that Mr. Richardson has the right to acquire under the presently exercisable options granted to him under Company's stock option plans.

(13) Includes 11,000 shares of Common Stock that Mr. Silverberg has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Includes 20,000 shares of Common Stock owned by an entity controlled by Mr. Silverberg. Also includes 10,714 shares that such entity has the right to purchase under presently exercisable warrants.

(14) Includes 50,000 shares of Common Stock held by the Smith Richardson
Foundation, of which Mr. DeMichele serves as one of eight trustees and 145,357 shares that the Foundation has the right to purchase under presently exercisable warrants. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Stuart S. Richardson. Mr. DeMichele disclaims beneficial ownership of the shares held by the Foundation. Includes 18,500 shares of Common Stock that Mr. DeMichele has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Also includes 1,000 shares that Mr.
DeMichele has the right to acquire under presently exercisable warrants.

(15) Includes 56,000 shares of Common Stock that Mr. Michael Leeolou has the right to acquire under presently exercisable stock options granted to him under the Company's stock option plans. Also includes 17,961 shares of Common Stock held by trusts for the benefit of Mr. Stephen Leeolou's children for which Mr.
Michael Leeolou serves as trustee. Such shares are also reported as beneficially owned by Mr. Stephen Leeolou.

(16) Includes 6,000 shares of Common Stock that Ms. Braunsdorf has the right to acquire under presently exercisable options granted to her under the Company's stock option plans.










(17) Includes 20,000 shares of Common Stock that Mr. Anderson has the right to acquire under presently exercisable options granted to him under the Company's stock option plans.

(18) Includes 75,000 shares of Common Stock that Mr. Vinchesi has the right to acquire under presently exercisable options granted to him under the Company's stock option plans. Mr. Vinchesi's employment with the Company terminated in August, 1999.

(19) Mr. Manna's employment with the Company terminated in January, 1999.

(20) Includes 500,400 shares of Common Stock that may be purchased under presently exercisable options granted to directors and officers under the Company's stock option plans and 484,049 shares that such directors and officers have the right to purchase under presently exercisable warrants.


                                                   PREFERRED STOCK BENEFICIALLY OWNED
                                                   ----------------------------------
                                     SERIES A PREFERRED     SERIES B PREFERRED    SERIES C PREFERRED
          SHAREHOLDER                 SHARES    PERCENT     SHARES     PERCENT     SHARES    PERCENT
          -----------                 ------    -------     -------    -------     -------   -------
Vanguard Cellular Operating Corp.     80,000      16.04%    18,000      12.90%         0        --
Piedmont Acorn Investors Limited      75,681      15.17%         0        --           0        --
Partnership (2) (5)
Smith Richardson Foundation (3) (5)   50,000      10.02%         0        --      20,000      14.56%
Piedmont Harbor-Piedmont Associates   22,478       4.51%         0        --      15,000      10.92%
Limited Partnership (4) (5)
LJR Limited Partnership (6)           75,000      15.03%     5,000       3.58%    17,000      12.38%
United Opportunities Fund                  0        --           0        --      41,750      30.40%
Richard M. Cundiff                    25,000       5.01%         0        --           0        --
William P. Emerson, Jr                     0        --           0        --           0        --
Haynes G. Griffin                     11,250        *          300        *        1,000        *
Richard A. Horvitz (7)                75,000      15.03%     5,000       3.58%    17,000      12.38%
Stephen R. Leeolou (8)                27,500       5.51%     2,000       1.43%     5,000       3.64%
Richard P. Ludington                   1,000        *            0        --           0        --
L. Richardson Preyer, Jr. (9)         24,500       4.91%       400        *        1,000        *
Brian A. Rich                              0        --           0        --           0        --
Stuart S. Richardson (10)             72,478      14.53%       700        *       40,000      29.13%
Robert A. Silverberg (11)              2,500        *          400        *        1,500       1.09%
Robert DeMichele (12)                 50,000      10.02%         0        --      20,000      14.56%
Michael T. Leeolou (13)                    0        --           0        --           0        --
Mary Braunsdorf                            0        --           0        --           0        --

                                                    PREFERRED STOCK BENEFICIALLY OWNED
                                                   ----------------------------------
                                        SERIES A PREFERRED     SERIES B PREFERRED    SERIES C PREFERRED
          SHAREHOLDER                    SHARES    PERCENT     SHARES     PERCENT     SHARES    PERCENT
          -----------                   ------    -------     -------    -------     -------   -------
Gary Schneider                                0      --            0       --             0      --
Donald Anderson                               0      --            0       --             0      --
Richard A. Vinchesi (14)                      0      --            0       --             0      --
Thomas A. Manna (15)                          0      --            0       --             0      --
All Directors and Officers as a group   214,378     42.97%     8,800      6.30%      65,500    47.70%
(18 persons)

* Owns less than 1% of the total outstanding shares of class.

Footnotes to Preferred Stock Table

(1) Applicable percentage of ownership is based on outstanding shares of each series of preferred stock as of March 27, 2000. Does not include accrued dividends payable in shares on the Series A and Series C Preferred Stock. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to securities. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in these footnotes, each stockholder identified in the tables possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder.

(2) These shares are owned of record by Piedmont Acorn Investors Limited Partnership. Lunsford Richardson, Jr. is the general partner of Piedmont Acorn Investors Limited Partnership and may also be deemed to beneficially own such shares.

(3) Lunsford Richardson, Jr. is a trustee of the Foundation. Messrs. DeMichele and Richardson are trustees of the Foundation.

(4) Lunsford Richardson, Jr. and Stuart S. Richardson are general partners of this partnership.

(5) As of March 27, 2000, the descendants of Lunsford Richardson, Sr., their spouses, trusts, and corporations in which they have interests and charitable organizations established by such descendants (collectively referred to as the "Richardson Family") beneficially own approximately 172,659 shares, or 34.61%, of the Series A Preferred Stock, 1,100 shares, or less than one percent of the Series B Preferred Stock and 41,000 shares, or 29.86%, of the Series C Preferred Stock. Such number of shares includes: 75,681 shares of Series A Preferred Stock owned by Piedmont Acorn Investors Limited Partnership; 22,478 shares of Series A Preferred Stock and 15,000 shares of Series C Preferred Stock held by Piedmont Harbor-Piedmont Associates Limited Partnership; 50,000 shares of Series A Preferred Stock and 20,000 shares of Series C Preferred Stock held by the Smith Richardson Foundation; 700 shares of Series B Preferred Stock and 5,000 shares of Series C Preferred Stock held directly by Stuart S. Richardson; and 24,500 shares of Series A Preferred Stock, 400 shares of Series B Preferred Stock and 1,000 shares of Series C Preferred Stock held directly by L. Richardson Preyer, Jr. and his famliy trusts. The individuals and institutions constituting the Richardson Family have differing interests and may not necessarily vote their shares in the same manner. Furthermore, trustees and directors have fiduciary obligations (either individually or jointly with other fiduciaries) under which they must act on the basis of fiduciary requirements which may dictate positions that differ from their personal interests.

(6) Mr. Horvitz is Vice Chairman and Trustee of LJR Trust, the general partner of LJR Limited Partnership.

(7) All shares are held by LJR Limited Partnership. See Note (6).

(8) Includes 10,000 shares of Series A Preferred Stock and 1,250 shares of Series C Preferred Stock that are held by a family partnershp controlled by Mr. Leeolou.

(9) Includes 19,000 shares of Series A Preferred Stock held in a family trust for the benefit of Mr. Preyer and his children.

(10) Includes 50,000 shares of Series A Preferred Stock and 20,000 shares of Series C Preferred Stock held by the Smith Richardson Foundation, of which Mr. Richardson serves as one of eight trustees and 22,478 shares of Series A Preferred Stock and 15,000 shares of Series C Preferred Stock held by Piedmont Harbor-Piedmont Associates Limited Partnership, of which Mr. Richardson serves as a general partner. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Robert M. DeMichele. Mr. Richardson disclaims beneficial ownership of the shares held by such foundation and partnership.

(11) Includes 2,500 shares of Series A Preferred Stock, 400 shares of Series B Preferred Stock and 1,500 shares of Series C Preferred Stock owned by various enties controlled by Mr. Silverberg.

(12) Includes 50,000 shares of Series A Preferred Stock and 20,000 shares of Series C Preferred Stock held by the Smith Richardson Foundation, of which Mr. DeMichele serves as one of eight trustees.The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Stuart S. Richardson. Mr. DeMichele disclaims beneficial ownership of the shares held by such foundation.

(15) Mr. Vinchesi's employment with the Company terminated in August, 1999.

(16) Mr. Manna's employment with the Company terminated in January, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was incorporated in 1993 and in April of that year purchased certain technology and other assets, including software and trademarks and service marks under which the IEMN was developed, and assumed certain liabilities, of Clearing Systems, Inc. ("CSI") in exchange for 816,902 shares of the Company's authorized Common Stock. CSI is a Delaware corporation founded in 1992 whose principal shareholders are Paul A. Nash, a former director and executive officer of the Company, and Michael R. Jones, a former director of the Company. CSI was the shell corporation under which certain of the Company's technology was first developed and has had no business operation. On June 15, 1993, Mr. Jones assigned to the Company his rights as licensee of certain patent rights, including the patent presently used in the Company's business. See Part I, Item 1. "Business -- Intellectual Property Matters."

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

         Vanguard Cellular Systems, Inc. (together with its subsidiaries, "Vanguard") made a series of investments in the Company's equity and debt securities beginning in 1995. In 1999, Vanguard was acquired by AT&T Corporation ("AT&T"). Prior to the acquisition by AT&T, Stephen R. Leeolou, the Chairman and Chief Executive Officer of the Company, was President and Chief Executive Officer of Vanguard and five of the Company's other directors (Mr. Preyer, Mr. Griffin, Mr. Richardson, Mr. DeMichele and Mr. Silverberg) were also directors of Vanguard. Since the acquisition of Vanguard by AT&T, there has been no overlapping of management of the Company.

         In May 1995, Vanguard, purchased 400,000 shares of Common Stock of the Company at a purchase price of $5.00 per share. In connection with such purchase, Vanguard received a warrant to purchase up to an additional 10.27% of the Common Stock of the Company (the "Vanguard Warrant"). The Vanguard Warrant was restructured in 1996 to provide Vanguard with the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share.

         In October 1995, the Board of Directors approved a private offering of Common Stock at a purchase price of $5.50 per share, pursuant to which $18.1 million of Common Stock was sold. Purchasers included Mr. Preyer (45,454 shares), Mr. Griffin (45,454 shares), Mr. Leeolou (45,454 shares) Mr. DeMichele (10,000 shares), Alonzo Family Partners, Ltd. (36,363 shares), Shipyard Associates, a general partnership of which certain of Mr. Emerson's family members and an entity affiliated with Mr. Emerson were general partners, Vanguard (1,454,546 shares), Toronto Dominion Investments, Inc. ("TDI") (363,636 shares), and Piedmont Acorn Investors Limited Partnership (786,286 shares). In connection with this offering, purchasers of $250,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 5% of the shares purchased in the offering and purchasers of $1,000,000 or more of Common Stock received warrants to purchase a number of shares of Common Stock equal to 10% of the shares purchased in the offering. Purchasers of Common Stock in this offering who were also purchasers of Common Stock in 1994 and earlier 1995 offerings (excluding Vanguard) were also offered warrants (at a purchase price of $.01 per warrant share) to purchase Common Stock. The exercise price of the warrants in this offering was stated to equal the average sales price of the next $2 million of Common Stock issued and sold by the Company. Purchasers and recipients of warrants in this offering included Mr. Preyer (2,773 shares), Mr. Griffin (2,773 shares), Mr. Leeolou (2,773 shares), Mr. DeMichele (1,000 shares), Vanguard (145,455 shares), Piedmont Acorn Investors Limited Partnership (78,629 shares), TDI (36,364 shares), Shipyard Associates (13,750 shares), Smith Richardson Foundation, Inc. (2,500 shares) and Piedmont Harbor-Piedmont Associates Limited Partnership (2,500 shares). Since the issuance of the warrants, the Company has not sold $2 million of common stock but did sell in excess of $2 million of Series A Preferred Stock convertible into common stock at a conversion price of $8.50 per share. Therefore, in June 1999 the Board of Directors declared that the exercise price for these warrants to be $8.50 per share. These warrants expire on December 31, 2000.

         In connection with its investment in the aforementioned offering, the Company, Vanguard and shareholders representing a majority of the outstanding common stock, including the directors of the Company who owned common stock, entered into a voting agreement in November 1996 pursuant to which such shareholders agreed to vote their shares in all elections of directors so as to elect to the Board of Directors six persons nominated by Vanguard. The Voting Agreement terminated upon the acquisition of Vanguard by AT&T in 1999.

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

         In June 1996, the Company entered into a management services agreement with Vanguard for a two year term pursuant to which Vanguard agreed to provide services to the Company from time to time to assist the Company in developing accounting, human resources, information management, legal compliance, sales training, research and development, business development and operation procedures, and systems and programs. In 1996 and 1997, the Company issued an aggregate of 20,000 shares of Common Stock to Vanguard as compensation for services under this agreement. In June 1998, the Company and Vanguard entered into a new management services agreement pursuant to which the Company agreed to reimburse Vanguard a pro-rata portion of the salary and benefits paid by Vanguard to its employees providing services to the Company at the Company's request, based on their time devoted to the Company, plus Vanguard's out-of-pocket expenses. For the fiscal years December 31, 1999, 1998 and 1997, the Company reimbursed Vanguard $21,000, $78,000, and $218,000 respectively, for services rendered to the Company.

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

         In August 1996, the Company issued in a private placement transaction (the "Private Placement") 142,000 units, each consisting of a 14% Senior Discount Note due 2003 with a principal amount at maturity of $1,000 (collectively, the "Discount Notes") and a warrant to purchase 7.334 shares (adjusting to 9.429 shares at September 30, 1997 if the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share (collectively, the "Discount Note Warrants"). Vanguard purchased 18,000 of the units sold in the Private Placement.

         In July 1998, the Board of Directors approved a private offering of Series A Preferred Stock at $100 per share. See Item 5. of Part II "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7. of
Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Purchasers in the private offering included the following: Mr. Leeolou, 27,500 shares;
Mr. Griffin, 11,250 shares; Mr Ludington, 1,000 shares; Mr. Silverberg,
2,500 shares; Mr. Preyer, 24,500 shares; and Vanguard, 80,000 shares.
In addition, Richardson Family entities purchased 72,478 shares of Series A Preferred Stock in the private offering. See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management."

         In March 1999, LJR Limited Partnership ("LJR") purchased 75,000 shares of Series A Preferred Stock in the private offering. In connection with its investment, LJR was granted the right to have an advisor attend meetings of the Board of Directors and committee meetings and was also granted registration rights similar to those granted to Vanguard and TDI. In addition, the Company and a majority of the holders of its voting stock entered into an agreement pursuant to which LJR is entitled to designate one director on the Company's Board of Directors. Richard A. Horvitz was designated as that director. LJR's rights to its Board representative and advisor terminates upon consummation of an initial public offering of the Company's Common Stock.

         In October 1999, the Company repurchased for an aggregate of $3.0 million in cash Discount Notes issued in the Private Placement in 1996 with a face value of approximately $15.0 million. Discount Note Warrants to purchase 141,435 shares of the Company's common stock originally issued in connection with the issuance of these Discount Notes were also repurchased by the Company in this transaction at no additional cost. In December 1999, the Company effected an exchange offer (the "Exchange Offer") of Senior Pay-in-Kind Notes Due 2003 of Inter*Act Operating Co., Inc., a wholly owned subsidiary of the Company, 14% Series B Senior Mandatorily Convertible Preferred Stock of the Company and common stock purchase warrants for its outstanding Discount Notes. See Item 7. of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." A condition of the noteholders agreeing to tender in the Exchange Offer was that the Company raise $10 million in cash, $3 million of which was permitted to be raised through the resale for $3 million in cash for the $15 million in face value of Discount Notes and related Discount Note Warrants repurchased by the Company in October 1999; the balance was expected to be raised through the issuance of equity securities. Prior to the consummation of the Exchange Offer in December 1999, the Company sold in a private offering 70,012 shares of Series C Preferred Stock at $100 per share for aggregate proceeds of $7 million. See Item 5. of Part II "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7. of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Purchasers of the Series C Preferred Stock in December
1999 included the following: Mr. Leeolou, 5,000 shares; Mr. Griffin,
1,000 shares; Mr. Richardson, 5,000 shares; and Mr. Silverberg, 1,500 shares.
In addition, LJR Limited Partnership purchased 17,000 shares and Richardson Family entities purchased 35,000 shares. The Company then offered to the initial purchasers of the Series C Preferred Stock in December 1999 a portion of the Discount Notes and related Discount Note Warrants repurchased by the Company in October 1999 to be resold by the Company in order to raise the additional $3 million necessary to consummate the Exchange Offer. The balance of the Discount Notes and related Discount Note Warrants were offered and sold to an unrelated institutional noteholder. The purchase price for these Discount Notes and related Discount Note Warrants was $.20 per $1.00 of Discount Note face value, which was the same price at which the Company purchased these Discount Notes and related Discount Note Warrants in October, 1999. Purchasers and amounts paid included the following: Mr. Leeolou, $400,000; Mr. Griffin, $60,000; Mr. Preyer, $80,000; Mr. Richardson, $140,000;
Mr. Silverberg, $80,000; and LJR Limited Partnership, $1,000,000. Following these purchases, the Discount Notes were exchanged for Series B Preferred Stock, PIK Notes and Exchange Offer Warrants in the Exchange Offer.

         Stock options have been granted under the Company's stock option plans from time to time the Company directors and officers. See Part III, Item 10, "Directors and Executive Officers of the Registrant" and Part III, Item 11, "Executive Compensation."

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports ore Form 8-K

    (a) List of documents filed as part of this report:

        1. The financial statements listed on page F-1.

        2. All schedules are omitted because they are not applicable, not required or the requested information is included in the Consolidated Financial Statements or notes thereto.

        3. Exhibits to this report are listed below and in the accompanying Index to Exhibits.


EXHIBIT NO.                                     DESCRIPTION
----------                                       -----------
     *3 (a)(1)    Restated Articles of Incorporation of the Company, effective
                  September 10, 1999, filed as Exhibit 3(a) to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1999.
      3 (a)(2)    Articles of Amendment of the Company, dated December 22,
                  1999 and effective December 22, 1999.
      3 (a)(3)    Articles of Merger of Inter*Act Operating Co., Inc. into the
                  Company, dated December 29, 1999 and effective December 30,
                  1999.
     *3 (b)       Amended and Restated Bylaws of the Company, filed as Exhibit
                  3(b) to the Company's Annual Report on Form 10 K for the
                  fiscal year ended December 31, 1998.
     *4 (a)(1)    Specimen Certificate of the Company's Common Stock, filed as
                  Exhibit 4(a) to the Company's Registration Statement on Form
                  S-4 (No. 333-12091).
     *4 (a)(2)    Specimen Certificate of the Company's 10% Series A
                  Mandatorily Convertible Preferred Stock, filed as Exhibit
                  4(a)(2) To the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1998.
      4 (a)(3)    Specimen Certificate of the Company's 14% Series B Senior
                  Mandatorily Convertible Preferred Stock.
      4 (a)(4)    Specimen Certificate of the Company's 10% Series C
                  Mandatorily Convertible Preferred Stock.
      4 (b)       Indenture dated as of December 15, 1999. between the Company and State Street Bank and Trust Company, as trustee,
                  relating to $70,000,000 in principal amount of
                  Senior-Paid-In-Kind Notes due 2003.
      4 (b)(1)    First Supplemental Indenture dated as of December 30, 1999 to Indenture dated as of December 15, 1999, between the
                  Company and State Street Bank and Trust Company, as trustee, relating to $70,000,000 in principal amount of
                  Senior-Paid-in-Kind Notes due 2003.
    *10 (a)(1)    Shareholders' Agreement dated April 16, 1993, between the
                  Company and its shareholders, filed as Exhibit 10(m) to the
                  Company's Registration Statement on Form S-4 (No.
                  333-12091).
    *10 (a)(2)    Amendment No. l to Shareholders' Agreement dated June 17.
                  1994, between the Company and its shareholders, filed as
                  Exhibit 10(n) to the Company's Registration Statement on
                  Form S-4 (No. 333-12091).
    *10 (a)(3)    Registration Rights Agreement dated May 5, 1995, between the
                  Company and Vanguard Cellular Systems, Inc., filed as
                  Exhibit 10(c) to the Company's Registration Statement on
                  Form S-4 (No. 333-12091).
    *10 (a)(4)    Amendment No. 1 to Registration Rights Agreement dated
                  October 1995, between the Company and Vanguard Cellular
                  Systems, Inc., filed as Exhibit 10(d) to the Company's
                  Registration Statement on Form S-4 (No. 333-12091).
    *10 (a)(5)    Subscription Agreement dated October 1995, between the
                  Company and Vanguard Cellular Systems, Inc., filed as
                  Exhibit 10(f) to the Company's Registration Statement on
                  Form S-4 (No. 333-12091).
    *10 (a)(6)    Registration Rights Agreement dated March 1996 between the
                  Company and Toronto Dominion Investments, Inc., filed as
                  Exhibit 10(e) to the Company's Registration Statement on
                  Form S-4 (No. 333-12091).
    *10 (a)(7)    Exchange and Registration Rights Agreement dated July 30,
                  1996, between the Company and the Initial Purchasers, filed as Exhibit 10(o) to the Company's Registration Statement on
                  Form S-4 (No. 333-12091).
    *10 (a)(8)    Amended and Restated Common Stock Purchase Warrant granted to Vanguard Cellular Operating Corp, filed as Exhibit l0(k)
                  to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
    *10 (a)(9)    Warrant Agreement dated August 1, 1996, between the Company and Fleet National Bank, as Warrant Agent, filed as Exhibit
                  10(l) to the Company's Registration Statement on Form S-4
                  (No, 333-12091).
    *10 (a)(10)   Voting Agreement among the Company, Vanguard Cellular
                  Operating Corp. and certain shareholders dated as of
                  November 1, 1996, filed as Exhibit 10(ii) to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  1998.
    *10 (a)(11)   Amendment No. 1 to Voting Agreement among the Company, Vanguard
                  Cellular Operating, Corp. and certain shareholders, dated September 30,
                  1998, filed as Exhibit 10(a)(11) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1998.
    *10 (a)(12)   Form of Rights Offering Subscription Agreement for the
                  Company's 10% Series A Mandatorily Convertible Preferred
                  Stock filed as Exhibit 10(a)(12) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended

EXHIBIT NO.                                     DESCRIPTION
----------                                       -----------
                  December 31, 1998.
     10 (a)(13)   Warrant Agreement, dated as of December 15, 1999, between
                  the Company and American Stock Transfer & Trust Company, as
                  Warrant Agent.
    10 (a)(14)    Exchange and Registration Rights Agreement, dated as of
                  December 15, 1999, between Inter*Act Operating Co., Inc, and certain noteholders.
     10 (a)(15)   Registration Rights Agreement, dated as of December 15,
                  1999, between the Company and the holders of the Company's
                  14% Series B Senior Mandatorily Convertible Preferred Stock.
     10 (a)(16)   Stockholders Agreement, dated as of December 15, 1999,
                  between the Company and certain stockholders.
     10 (a)(17)   Form of Subscription Agreement for the Company's 10% Series
                  C Mandatorily Convertible Preferred Stock and Common Stock
                  Warrants.
     10 (a)(18)   Form of Common Stock Warrant.
    *10 (b)(1)    Company's 1994 Stock Compensation Plan, filed as Exhibit
                  10(i) to the Company's Registration Statement on Form S-4
                  (No. 333-12091).
    *10 (b)(2)    Form of Incentive Stock Option Agreement under the 1994
                  Stock Compensation Plan, filed as Exhibit 10(k) to the
                  Company's Registration Statement on Form S-4 (No. 333-12091).
    *10 (b)(3)    Company's 1996 Nonqualified Stock Option Plan, filed as
                  Exhibit 10(g) to the Company's Registration Statement on
                  Form S-4 (No. 333-12091).
    *10 (b)(4)    Form of Nonqualified Stock Option Agreement under the 1996
                  Nonqualified Stock Option Plan, filed as Exhibit 10(h) to
                  the Company's Registration Statement on Form S-4 (No.
                  333-12091).
    *10 (b)(5)    Company's 1997 Long-Term Incentive Plan, as amended, filed as Exhibit 10(b)(5) to the Company's Quarterly Report on
                  Form 10-Q for the period ended June 30, 1999.
    *10 (b)(6)    Form of Incentive Stock Option Agreement to the 1997
                  Long-Term Incentive Plan, filed as Exhibit 10(aa) to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997.
    *10 (b)(7)    Form of Nonqualified Stock Option Agreement to the 1997
                  Long-Term Incentive Plan Fled as Exhibit 10(bb) to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997.
    *10 (b)(8)    Key Employee Severance Plan, filed as Exhibit 10(b)(8) to
                  the Company's Quarterly Report cm Form 10-Q for the period ended June 30, 1999.
    *10 (b)(9)    Form of Severance Agreement for Key Employees, filed as
                  Exhibit 10(b)(9) to the Company's Quarterly Report on Form
                  10-Q for the period ended June 30, 1999.
    *10 (c)(1)    Assignment of License Agreement dated June 15, 1993 among
                  Gerald Singer and Arthur Murphy as Licensors, Michael R.
                  Jones as Licensee and Network Licensing, Inc. as Assignee,
                  filed as Exhibit 10(q) to the Company's Registration
                  Statement on Form S-4 (No. 333-12091).
    *10 (c)(2)    Security Agreement dated June 16, 1993 between Michael R.
                  Jones and Network Licensing, Inc, filed as Exhibit 10(r) to the Company's Registration Statement on Form S-4 (No. 233-12091).
    *10 (c)(3)    Sublicense dated June 16, 1993 between Network Licensing,
                  Inc. and the Company, filed as Exhibit 10(s) to the
                  Company's Registration Statement on Form S-4 (No. 333-12091).
    *10 (c)(4)    Settlement Agreement and Mutual General Release dated as of
                  September 6, 1994 among Gerald R. Singer, Arthur J. Murphy,
                  Lenora Singer, Joan Murphy, Network Licensing, Inc. and the
                  Company, filed as Exhibit 10(t) to the Company's
                  Registration Statement on Form S-4 (No. 333-12091).
    *10 (c)(5)    Amended and Restated Patent Rights Assignment/Consulting
                  Agreement dated as of March 29, 1995 between Joseph F.
                  Stratton and the Company, filed as Exhibit 10(u) to the
                  Company's Registration Statement on Form S-4 (No.
                  333-12091).
    *10 (c)(6)    Agreement Regarding Licensing matters dated as of January
                  22, 1996 among Michael R. Jones, Network Licensing, Inc. and the Company, filed as Exhibit 10(v) to the Company's
                  Registration Statement on Form S-4 (No. 333-12091).
    *10 (c)(7)    Letter Agreement dated July 22, 1996 between Gerald Singer,
                  Arthur J. Murphy and the Company, filed as Exhibit 10(w) to the Company's Registration Statement on Form S-4 (No.
                  333-12091).
    *10 (c)(8)    Assignment dated as of July 23, 1996 from Network Licensing,
                  Inc, to the Company, filed as Exhibit 10(x) to the Company's
                  Registration Statement on Form S-4 (No. 333-12091).
    *10 (c)(9)    Patent License Agreement dated August 20, 1997, between the
                  Company and Coupco, Inc, filed as Exhibit 10(cc) to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
    *10 (c)(10)   Patent Purchase Agreement dated May 22, 1998, between the
                  Company, Credit Verification Corporation and David W. Deaton,
                  filed as Exhibit 10(hh) to the Company's Quarterly Report on Form
                  10-Q for the period ended June 30, 1998 (Portions of this
                  exhibit have been omitted pursuant to a request for
                  confidential treatment).
    *10 (c)(11)   Letter Agreement dated October 2, 1998 between Leona R.
                  Singer, Trustee under the Gerald And Leona R. Singer Family
                  Trust, Arthur J. Murphy and the Company, filed as Exhibit
                  10(c)(11) to the Company's Annual Report on


EXHIBIT NO.                                     DESCRIPTION
----------                                       -----------
                  Form l0-K for the fiscal year ended December 31, 1998.
    *10 (d)(1)    Letter Agreement dated March 17, 1997 between the Company
                  and Thomas A. Manna, filed as Exhibit 10(ee) to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997.
    *10 (d)(2)    Severance and Release Agreement dated January 23, 1999
                  between the Company and Thomas A. Manna, filed as Exhibit
                  10(d)(2) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1998.
    *10 (d)(3)    Form of Employment, Noncompetition and Nondisclosure
                  Agreement, filed as Exhibit 10(aa) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997.
     10 (d)(4)    Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou.
     10 (d)(5)    Incentive Stock Option Agreement dated September 15, 1999
                  between the Company and Stephen R. Leeolou.
     10 (d)(6)    Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R, Leeolou.
     10 (d)(7)    Employment Agreement dated November 2, 1999 between the
                  Company and Stephen R. Leeolou.
     10 (d)(8)    Nonqualified Stock Option Agreement dated November 2, 1999 between the Company and Stephen R. Leeolou.
     10 (e)(1)    Global Master Agreement dated January 26, 2000 between the
                  Company and NCR Corporation.
     10 (e)(2)    Addendum to Master Agreement dated January 26, 2000 between the Company and NCR Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential
                  treatment).
    *21           List of Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     27           Financial Data Schedule.

---------

* Incorporated by reference to the statement or report indicated.

    (b) Reports on Form 8-K.

    The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1999.

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

Neither an annual report covering the Company's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders. The Company currently anticipates that it will send to security holders a copy of this annual report on Form 10-K the year ended December 31, 1999 at a future date.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTER*ACT ELECTRONIC MARKETING, INC.

                               By: /s/ Thomas J. McGoldrick
                                  .............................................
                               THOMAS J. McGOLDRICK, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

March 30, 2000

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

         SIGNATURE                                                     TITLE                            DATE
         ---------                                                     -----                            ----
  /s/ Stephen R. Leeolou                             Chairman of the Board of Directors,            March 28, 2000
 .................................                   Chief Executive Officer and
      (STEPHEN R. LEEOLOU)                           Treasurer

 /s/ Thomas J. McGoldrick                            Executive Vice President and Chief             March 28, 2000
 .................................                   Financial Officer (principal
      (THOMAS J. McGOLDRICK)                         accounting and principal financial officer)


  /s/ Robert M. DeMichele                            Director                                       March 28, 2000
 .................................
      (ROBERT M. DeMICHELE)

 /s/ William P. Emerson, Jr.                         Director                                       March 28, 2000
 .................................
      (WILLIAM P. EMERSON, JR.)

 /s/ Haynes G. Griffin                               Director                                       March 28,  2000
 .................................
      (HAYNES G. GRIFFIN)

 /s/ Richard A. Horvitz                              Director                                       March 30, 2000
 .................................
      (RICHARD A. HORVITZ)

 /s/ Richard P. Ludington                            Director                                       March 30, 2000
 .................................
      (RICHARD P. LUDINGTON)

  /s/ L. Richardson Preyer, Jr.                      Director                                       March 28, 2000
 .................................
    (L. RICHARDSON PREYER, JR.)

                                                     Director                                       March   , 2000
 .................................
       (BRIAN A. RICH)

  /s/ Stuart S. Richardson                           Director                                       March 30, 2000
 .................................
      (STUART S. RICHARDSON)

                                                     Director                                       March   , 2000
 .................................
      (ROBERT A. SILVERBERG)

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

INDEX TO FINANCIAL STATEMENTS

                                                                                                                           PAGE
Report of Independent Public Accountants                                                                                    F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998                                                                F-3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999                     F-4
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999                     F-5
Consolidated  Statements of Stockholders'  Equity (Deficit) and  Comprehensive  Income for each of the three years in
   the period ended December 31, 1999                                                                                       F-6
Notes to Consolidated Financial Statements                                                                                  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Inter*Act Electronic Marketing, Inc.:

We have audited the accompanying consolidated balance sheets of Inter Act*Electronic Marketing, Inc. (a North Carolina corporation) (formerly Inter Act*Systems, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter*Act Electronic Marketing, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP



New York, New York
March 30, 2000

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                                                                             December 31,
                                                                                                  ---------------------------------
                                            ASSETS                                                    1999                 1998
                                            ------                                                    ----                 ----
                                                                                                  (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                                                       $     9,939          $    14,166
   Receivables, net                                                                                      1,715                3,667
   Other current assets                                                                                  4,206                2,964
                                                                                                   -----------          -----------
                  Total current assets                                                                  15,860               20,797

Property, plant and equipment, net                                                                      31,222               28,102
Bond issuance costs, net                                                                                    96                2,776
Patents, licenses and trademarks, net                                                                    7,812                8,771
Other noncurrent assets                                                                                    123                   45
                                                                                                   -----------          -----------
                  Total assets                                                                     $    55,113          $    60,491
                                                                                                   ===========          ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------

Current liabilities:
   Accounts payable                                                                                $     5,351          $     3,075
   Accrued expenses                                                                                      3,415                3,016
   Current portion of long-term                                                                          6,135                5,554
   Deferred revenue                                                                                        332                2,146
                                                                                                   -----------          -----------
                  Total current liabilities                                                             15,233               13,791

Long-term debt, net of discount                                                                         63,949              111,819
Accrued dividends                                                                                        4,071                 --
                                                                                                   -----------          -----------
                  Total liabilities                                                                     83,253              125,610
                                                                                                   -----------          -----------

Common stock purchase warrants                                                                          11,367               27,436
                                                                                                   -----------          -----------
14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock, no par value, authorized
   140,000 shares; 139,575 and 0 shares issued and outstanding at December 31, 1999 and
   1998, respectively                                                                                   59,146                 --
                                                                                                   -----------          -----------
10% Series C Mandatorily Redeemable Convertible Preferred Stock, no par value, authorized
   250,000 shares; 70,120 and 0 shares issued and outstanding at December 31, 1999 and 1998,
   respectively                                                                                          7,039                 --
                                                                                                   -----------          -----------

Committments and Contingencies (Note 4 and 15)

Stockholders' equity (deficit):
   10% Series A Mandatorily Convertible Preferred stock, no par value, authorized 700,000 shares; 498,868 and 177,878 shares issued and outstanding at December 31, 1999 and
     1998, respectively                                                                                 53,199               18,142
   Common stock, no par value, authorized 50,000,000 shares; 7,743,739 and 7,728,555 shares
     issued and outstanding at December 31, 1999 and 1998, respectively                                 28,380               28,251
   Additional paid-in capital                                                                           22,468                  768
   Deferred compensation                                                                                    --                 (416)
   Accumulated other comprehensive income (loss)                                                            26                  (19)
   Accumulated deficit                                                                                (209,765)            (139,281)
                                                                                                   -----------          -----------
                  Total stockholders' equity (deficit)                                                (105,692)             (92,555)
                                                                                                   -----------          -----------

                  Total liabilities and stockholders' equity (deficit)                             $    55,113          $    60,491
                                                                                                   ===========          ===========



The accompanying notes are an integral part of these balance sheets.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Year Ended December 31,
                                                                                   --------------------------------------------
                                                                                       1999              1998             1997
                                                                                       ----              ----             ----
                                                                                        (In thousands, except per share data)
Gross sales                                                                         $       7,706    $       7,082      $     1,672
   Less: Retailer reimbursements                                                           (2,610)          (2,489)            (964)
                                                                                  ---------------  ---------------   --------------
              Net sales                                                                     5,096            4,593              708
                                                                                  ---------------  ---------------   --------------

Operating expenses:
   Direct costs                                                                             9,538           10,216            5,784
   Selling, general and administrative expenses                                            28,623           29,169           26,352
   Depreciation and amortization of intangible assets                                       9,687            7,459            3,934
                                                                                  ---------------  ---------------   --------------
              Total operating expenses                                                     47,848           46,844           36,070
                                                                                  ---------------  ---------------   --------------

Operating loss                                                                            (42,752)         (42,251)         (35,362)
                                                                                  ---------------  ---------------   --------------

Other income (expense):
   Interest income                                                                            267            1,338            3,892
   Interest expense                                                                       (23,582)         (21,147)         (18,033)
   Other expense                                                                                2               --             (301)
                                                                                  ---------------  ---------------   --------------
              Total other expense                                                         (23,313)         (19,809)         (14,442)
                                                                                  ---------------  ---------------   --------------

Loss before extraordinary items and income taxes                                          (66,065)         (62,060)         (49,804)
Income taxes                                                                                   --               --              (10)
                                                                                  ---------------  ---------------   --------------
              Net loss before extraordinary items                                         (66,065)         (62,060)         (49,814)

Extraordinary items - gain on extinguishment of debt                                        4,213               --               --
                                                                                  ---------------  ---------------   --------------
              Net loss                                                                    (61,852)         (62,060)         (49,814)

Preferred stock dividends accrued                                                          (7,752)            (354)              --
                                                                                  ---------------  ---------------   --------------
Net loss attributable to common stock                                               $     (69,604)   $     (62,414)     $   (49,814)
                                                                                  ===============  ===============   ==============

Per share information:
   Net loss per common share before extraordinary items:
     Basic and Diluted                                                              $       (9.54)   $       (8.08)     $     (6.48)
                                                                                  ===============  ===============   ==============

   Extraordinary items - gain on extinguishment of debt                                      0.54               --               --
                                                                                  ===============  ===============   ===============

   Net loss per common share:
     Basic and Diluted                                                              $       (9.00)   $       (8.08)     $     (6.48)
                                                                                  ===============  ===============   ==============

   Common shares used in computing per share amounts:
     Basic and Diluted                                                                      7,731            7,729            7,692
                                                                                  ===============  ===============   ==============




The accompanying notes are an integral part of these consolidated statements.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                --------------------------------------------------
                                                                                  December 31,      December 31,      December 31,
                                                                                      1999              1998              1997
                                                                                --------------------------------------------------
                                                                                                   (In thousands)
Cash flows from operating activities:
   Net loss                                                                       $    (61,852)      $    (62,060)     $   (49,814)
   Items not affecting cash and cash equivalents:
   Gain on extinguishment of debt                                                       (4,213)                --               --
   Depreciation and amortization                                                        10,258              7,985            3,934
   Loss on disposal of assets                                                                2                113            1,097
   Non-cash interest on discounted bonds                                                22,324             20,413           17,972
   Equity in earnings of affiliate, net                                                     --                 --              301
   Other items, net                                                                        136                156              319
   Changes in working capital:
     Receivables, net                                                                   (1,905)            (2,854)            (196)
     Other current assets                                                                  239                 99           (2,260)
     Accounts payable and accrued expenses                                               2,885             (3,883)           6,416
     Deferred revenues                                                                   1,776              1,607               60
                                                                                --------------     --------------    -------------
           Net cash used in operating activities                                       (30,350)           (38,424)         (22,171)
                                                                                --------------     --------------    -------------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                                      (11,846)            (8,085)         (20,110)
   Proceeds from disposal of assets                                                          5                 --               --
   Patent acquisition costs                                                                 --             (2,090)            (800)
                                                                                --------------     --------------    -------------
           Net cash used in investing activities                                       (11,841)           (10,175)         (20,910)
                                                                                --------------     --------------    -------------

Cash flows from financing activities:
   Net proceeds from issuance of 10% Series A Mandatorily Convertible
     Preferred Stock, net                                                               31,402             17,688               --
   Net proceeds from issuance of 10% Series C Mandatorily Redeemable
     Convertible Preferred Stock                                                         7,012                 --               --
   Payment of obligation under capital lease                                              (226)                --               --
   Long-term debt repayments - extinguishment of debt                                     (194)              (125)              --
   Payment of debt issuance costs                                                          (95)                --               --
                                                                                --------------     --------------    -------------
           Net cash provided by financing activities                                    37,899             17,563               --
                                                                                --------------     --------------    -------------

Foreign exchange effects on cash and cash equivalents                                       65                 (9)             (14)
                                                                                --------------     --------------    -------------
Net decrease in cash and cash equivalents                                               (4,227)           (31,045)         (43,095)

Cash and cash equivalents at beginning of period                                        14,166             45,211           88,306
                                                                                --------------     --------------    -------------
Cash and cash equivalents at end of period                                        $      9,939       $     14,166      $    45,211
                                                                                ==============     ==============    =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                     $      1,060       $         45      $        39
                                                                                ==============     ==============    =============

Supplemental disclosures of non-cash investing and financing activities:
   Issuance of common stock in consideration of certain obligations               $        129       $         --      $       600
                                                                                ==============     ==============    =============
   Issuance of 14% Senior Pay-in-Kind Notes in connection with the
     extinguishment of long-term debt                                             $     69,789       $         --      $        --
                                                                                ==============     ==============    =============
   Issuance of common stock purchase warrants in connection with the issuance
     of 14% Senior Discount Notes                                                 $         --       $         --      $     2,972
                                                                                ==============     ==============    =============
   Issuance of common stock purchase warrants in connection with the issuance
     of 14% Senior Pay-in-Kind Notes                                              $     10,641       $         --      $        --
                                                                                ==============     ==============    =============
   Issuance of 14% Series B Senior Mandatorily Redeemable Convertible Preferred
     Stock in connection with the extinguishment of long-term debt                $     69,789       $         --      $        --
                                                                                ==============     ==============    =============
   Issuance of warrants in connection with the issuance of 14% Series B Senior
     Mandatorily Redeemable Convertible Preferred Stock                           $     10,641       $         --      $        --
                                                                                ==============     ==============    =============
   Issuance of warrants in connection with the issuance of 10% Series C
     Mandatorily Redeemable Convertible Preferred Stock                           $        879       $         --      $        --
                                                                                ==============     ==============    =============
   Dividends payable in preferred stock (Note 9 and 10)                           $      3,681       $        354      $        --
                                                                                ==============     ==============    =============
   Accrued dividends payable in cash (Note 9 and 10)                              $      4,071       $        --       $        --
                                                                                ==============     ==============    =============
   Obligation under capital lease for acquired equipment                          $      1,436       $        --       $        --
                                                                                ==============     ==============    =============
   Issuance of note payable for patent acquisition                                $         --       $      5,679      $        --
                                                                                ==============     ==============    =============

The accompanying notes are an integral part of these consolidated statements.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (In thousands)

                                               Series A                                                                Accumulated
                                            Preferred Stock         Common Stock       Additional                         Other
                                         ---------------------  -------------------      Paid-in       Deferred        Comprehensive
                                           Shares     Amount      Shares     Amount      Capital     Compensation      Income(Loss)
                                         --------    --------   --------    --------   ---------    ------------     ------------

Balance at December 31, 1996                   --    $     --      7,669    $ 27,651   $     768      $     (723)       $      --
  Issuance of common stock                     --          --         60         600          --              --               --
  Amortization of deferred compensation        --          --         --          --          --             153               --
  Net loss                                     --          --         --          --          --              --               --
  Other comprehensive income (loss) -
   Foreign currency translation
     adjustment                                --          --         --          --          --              --              (14)
                                         --------    --------   --------    --------   ---------    ------------     ------------

Balance at December 31, 1997                   --          --      7,729      28,251         768            (570)             (14)


  Issuance of preferred stock                 178      17,788         --          --          --              --               --
  Preferred stock dividends accrued            --         354         --          --          --              --               --
  Amortization of deferred compensation        --          --         --          --          --             154               --
  Net loss                                     --          --         --          --          --              --               --
  Other comprehensive income (loss) -
   Foreign currency translation
     adjustment                                --          --         --          --          --              --               (5)
                                         --------    --------   --------    --------   ---------    ------------     ------------

Balance at December 31, 1998                  178      18,142      7,729      28,251         768            (416)             (19)

  Issuance of common stock in exchange
   for services                                --          --         15         129          --              --               --
  Issuance of preferred stock, net            321      31,402         --          --          --              --               --
  Issuance of warrants in connection
   with the issuance of 14% Senior
   Pay-In Kind Notes and 14% Series B
   Senior Mandatorily Redeemable
   Convertible Preferred Stock                 --          --         --          --      21,282              --               --
  Issuance of warrants in connection
   with the issuance of 10% Series C
   Mandatorily Redeemable Convertible
  Preferred Stock                             --          --         --          --         879              --               --
   Preferred stock dividends accrued on
   10% Series A Mandatorily
   Convertible Preferred Stock                 --       3,655         --          --          --              --               --
  Preferred stock dividends accrued on
   14% Series B Mandatorily Redeemable
   Convertible Preferred Stock                 --          --         --          --          --              --               --
  Preferred stock dividends accrued on
   10% Series C Mandatorily Redeemable
   Convertible Preferred Stock                 --          --         --          --          --              --               --
  Reversal of deferred compensation
    for cancelled options                      --          --         --          --       (461)             416               --
  Net loss                                     --          --         --          --          --              --               --
  Other comprehensive income (loss) -
   Foreign currency translation
     adjustment                                --          --         --          --          --              --               45
                                         --------    --------   --------    --------   ---------    ------------     ------------

Balance at December 31, 1999                  499    $ 53,199      7,744    $ 28,380   $  22,468      $       --       $      26
                                         ========    ========   ========    ========   =========      ==========        =========


                                                             Total
                                                         Stockholders'
                                          Accumulated        Equity        Comprehensive
                                             Deficit        (Deficit)      Income (Loss)
                                         -------------    -------------   --------------

Balance at December 31, 1996              $    (27,053)     $       643
  Issuance of common stock                          --              600
  Amortization of deferred compensation             --              153
  Net loss                                     (49,814)         (49,814)     $   (49,814)
  Other comprehensive income (loss) -
   Foreign currency translation
     adjustment                                     --              (14)             (14)
                                         -------------    -------------   --------------

Balance at December 31, 1997                   (76,867)         (48,432)     $   (49,828)
                                                                          ==============

  Issuance of preferred stock                       --           17,788
  Issuance of common stock                          --               --
  Preferred stock dividends accrued               (354)              --
  Amortization of deferred compensation             --              154
  Net loss                                     (62,060)         (62,060)     $   (62,060)
  Issuance of Preferred Stock                       --               (5)              (5)
                                         -------------    -------------   --------------

Balance at December 31, 1998                  (139,281)         (92,555)     $   (62,065)
                                                                          ==============
  Issuance of common stock in exchange
   for services                                     --             129
  Issuance of preferred stock, net                  --          31,402
  Issuance of warrants in connection
   with the issuance of 14% Senior
   Pay-In Kind Notes and 14% Series B
   Senior Mandatorily Redeemable
   Convertible Preferred Stock                      --          21,282
  Issuance of warrants in connection
   with the issuance of 10% Series C
   Mandatorily Redeemable Convertible
   Preferred Stock                                (879)             --
  Preferred stock dividends accrued on
   10% Series A Mandatorily
   Convertible Preferred Stock                  (3,655)             --
  Preferred stock dividends accrued on
   14% Series B Mandatorily Redeemable
   Convertible Preferred Stock                  (4,071)         (4,071)
  Preferred stock dividends accrued on
   10% Series C Mandatorily Redeemable
   Convertible Preferred Stock                     (27)            (27)
  Reversal of deferred compensation
  for cancelled options                             --             (45)
  Net loss                                     (61,852)        (61,852)      $   (61,852)
  Other comprehensive income (loss) -
   Foreign currency translation
     adjustment                                     --               45               45
                                         -------------    -------------   --------------

Balance at December 31, 1999              $   (209,765)    $  (105,692)      $   (61,807)
                                          =============    ============      ============



The accompanying notes are an integral part of these consolidated statements.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

1. BUSINESS DESCRIPTION

Inter*Act Electronic Marketing, Inc. ("Inter*Act" or the "Company"), which changed its name from Inter*Act Systems, Incorporated effective July 1, 1999, believes it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter*Act e-Marketing Network'sm' ("IEMN"), currently comprises approximately 4,000 server-based terminals located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.com. The Company's web site and its in-store ShopperPerks'TM' portals, are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives Inter*Act's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes is superior to the response rate of any other marketing or advertising medium in the industry.

         Certain factors could affect Inter*Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with manufacturers to promote brands on the IEMN and the uncertainty of market acceptance for the IEMN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties such as those who manufacture IEMN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry and (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business (See Note 15 for a description of litigation concerning intellectual property).

         From inception to December 31, 1999, the Company has incurred recurring losses and has experienced negative operating cash flow, and there is no assurance that the product the Company has developed will achieve widespread success in the marketplace. In addition to increasing its revenues, the Company intends to raise additional equity or debt capital to fund its ongoing expansion plans. There is no assurance that such additional capital or continued equipment financing can be obtained. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, cash received from sales of preferred stock since December 31, 1999 (See Note 10) and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements into the second quarter of 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The financial statements include the consolidated accounts of the Company and its wholly and majority-owned subsidiaries: Network Licensing, Inc. ("NLI"), Inter*Act International Holdings, Inc. ("Inter*Act International"), Inter*Act Holdings, Ltd., ("Inter*Act Holdings"), Inter*Act U.K. Ltd. ("Inter*Act U.K.") and Inter*Act France, Ltd. ("IAEM S.A.S."). Network Licensing, Inc. was incorporated in 1993; Inter*Act International, Inter*Act Holdings and Inter*Act U.K. were incorporated during 1997; and IAEM S.A.S. was incorporated during 1999. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         REDEMPTION-BASED

         During 1997, 1998 and to a limited extent in 1999, the Company had arrangements with manufacturers whereby revenue was recognized as electronic discounts are redeemed at store cash registers. Manufacturers pay a fee to the Company for each redemption. The fee is composed of (i) a retailer processing fee, (ii) a redemption fee and (iii) the face value of the coupon. The Company, in turn, passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the Manufacturers.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

         FIXED FEE ARRANGEMENTS

         Beginning in 1998 and through 1999, the Company also has arrangements with Manufacturers whereby the Company receives a fixed payment over a fixed period. In these cases, the Company recognizes revenue on a ratable basis over the fixed period during which they are providing service or exclusivity to the Manufacturers, as well as the retailer processing fee paid by the Manufacturers.

         DEFERRED REVENUE

         Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions or a portion of the fixed contract amount, as applicable, and these amounts are recorded as deferred revenue until earned through redemption activity during the contract period.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents, which at December 31, 1999 and 1998 were primarily comprised of money market funds and overnight repurchase agreements, are stated at cost, which approximates market value. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

RECEIVABLES, NET

         Accounts receivable included in current assets are stated net of allowances for doubtful accounts of approximately $300 and $127 at December 31, 1999 and 1998, respectively. The Company recorded approximately $190, $80 and $30 for bad debt expense for the years ended December 31, 1999, 1998 and 1997, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred; costs of major renewals and improvements are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in income.

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

         The Company capitalizes certain payroll costs associated with the development of internal computer systems in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are included within property, plant and equipment in the accompanying consolidated balance sheets. These costs are amortized on a straight-line basis over the estimated useful lives of the related computer systems or software, not to exceed five years.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs incurred by the Company are included in selling, general and administrative expenses. Such costs for the years ended December 31, 1999, 1998 and 1997 were $71, $297 and $646, respectively.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

BOND ISSUANCE COSTS

         Bond issuance costs as of December 31, 1999 are costs incurred by the Company associated with a private placement of debt and preferred securities exchanged during 1999 for the securities issued in a private placement in 1999 (the "Exchange Offer") (See Notes 6 and 7), and are being amortized over 4 years using the effective interest rate method. Bond issuance costs as of December 31, 1998 were incurred by the Company associated with a private placement offering of 14% Senior Discount Notes (the "1996 Private Placement") (See Note 7) and were being amortized over seven years using the effective interest rate method. During 1999, the Company restructured the 1996 Private Placement debt, and the remaining unamortized debt issuance costs associated with those bonds were written off as part of the gain on this restructuring (See Note 6). The Company recorded interest expense on the amortization of bond issuance costs of $570, $526 and $464 for the years ended December 31, 1999, 1998 and 1997, respectively.

PATENTS, LICENSES AND TRADEMARKS

         Acquisition costs for patents, licenses and trademarks and legal fees incurred for the improvement and protection of the Company's patents, licenses and trademarks have been deferred and are being amortized over fifteen years or the remaining life of the patent, license or trademark, whichever is less, using the straight-line method. Accumulated amortization was $1,739 and $780 at December 31, 1999 and 1998, respectively. The Company recorded amortization expense related to patents, licenses and trade marks of $959, $686 and $131 for the years ended December 31, 1999, 1998 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of foreign subsidiaries have been translated using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. Local currencies are considered functional currencies of the Company's foreign operating entities. Translation effects are accumulated as part of the cumulative foreign translation adjustment, which is reflected in equity as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net loss for the period. The Company did not incur material foreign exchange gains or losses during any period presented. The Company has not entered into any derivative transactions to hedge foreign currency exposure.

LONG-LIVED ASSETS

         The Company accounts for long-lived assets according to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management believes there is no impairment of long-lived assets as of December 31, 1999.

INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. It also requires the company to adjust its deferred tax balances in the period of enactment for the effect of enacted changes in tax rates and to provide a valuation allowance against such deferred tax assets that are not, or more likely than not, to be realized (See
Note 13).

STOCK-BASED COMPENSATION

         The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (See Note 14).

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

NET LOSS PER SHARE

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share" (See Note 11). In accordance with SFAS No. 128, net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. In all periods presented, the impact of convertible preferred stock (See Note 10), stock options and warrants was anti-dilutive, and basic and diluted EPS are the same.

COMPREHENSIVE INCOME (LOSS)

         The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company has chosen to disclose comprehensive income (loss), which for 1999, 1998 and 1997 includes its net loss and foreign currency translation adjustments, in the accompanying consolidated statements of stockholders' equity (deficit) and comprehensive income.

SEGMENT REPORTING

         The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to this pronouncement, reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. The Company's results of operations are reviewed by the chief operating decision maker on a consolidated basis and the Company operates in only one segment. The Company has presented required geographical segment data in Note 16, and no additional segment data has been presented.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

3. PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consisted of the following:

                                                                               December 31,
                                                                      -------------------------------
                                                                         1999                1998
                                                                      -------------------------------
Land and buildings                                                     $        83        $        87
Machinery and equipment
      In-Store                                                              40,743             32,637
      Other                                                                 10,392              6,708
                                                                   ---------------    ---------------
      Total machinery and equipment                                         51,135             39,345
                                                                   ---------------    ---------------
                                                                            51,218             39,432
Less: accumulated depreciation and amortization                            (19,996)           (11,330)
                                                                   ---------------    ---------------
Property, plant and equipment, net                                     $    31,222        $    28,102
                                                                   ===============    ===============

         Depreciation expense was approximately $8,728, $6,773 and $3,800 for the years ended December 31, 1999, 1998 and 1997, respectively.

4. LEASES

         The Company leases office facilities and equipment under various operating lease agreements expiring through year 2008. Future minimum lease payments under noncancelable operating leases at December 31, 1999 were as follows:


                                         Operating Lease
                                           Commitments
                                         ----------------
2000                                       $     1,044
2001                                               904
2002                                               432
2003                                               322
2004                                               311
Thereafter                                       1,529

         Rent expense of $950, $476 and $383 was recognized for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in selling, general and administrative expenses.

5. RELATED PARTY TRANSACTIONS

         The Company has been party to various agreements with Vanguard Cellular Systems, Inc. (together with its subsidiaries, "Vanguard"), which made a series of investments in the Company's equity and debt securities beginning in 1995. As of December 31, 1998, Vanguard was the Company's largest shareholder. In 1999, Vanguard was acquired by AT&T Corp. Prior to the acquisition by AT&T Corp., the Company's Chairman and Chief Executive Officer was also President and Chief Executive Officer of Vanguard and six of the Company's directors were also directors of Vanguard. Since the acquisition of Vanguard by AT&T Corp., there has been no similar common management of the Company and AT&T Corp.

         Pursuant to management services agreements with Vanguard from 1996 through 1998, the Company received certain management services and assistance for which the Company compensated Vanguard by issuing Vanguard 10,000 shares of common stock in 1996 and an additional 10,000 shares in 1997. In addition, the Company paid Vanguard approximately $21, $78 and $218 during the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, all management services agreements with Vanguard have been terminated.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

         In connection with an investment of $8,000 in common stock in 1996, the Company, Vanguard and shareholders representing a majority of the outstanding common stock entered into a voting agreement in November 1996 (the "Voting Agreement") pursuant to which such shareholders agreed to vote their shares in all elections of directors so as to elect to the Board of Directors six persons nominated by Vanguard. The Voting Agreement terminated upon the acquisition of Vanguard by AT&T Corp. in 1999.

         See Note 9 for a description of a special common stock purchase warrant issued to Vanguard and certain registration rights to which Vanguard is entitled.

6.  RESTRUCTURING OF DEBT

         During 1999, the Company repurchased certain of the 1996 Senior Discount Notes (See Note 7) at less than their face value as part of an overall undertaking to restructure this debt. In December 1999, the Company completed an exchange offer (the "Exchange Offer") of Senior Pay-in-Kind Notes Due 2003 of Inter*Act Operating Co., Inc., a wholly owned subsidiary of the Company (the "PIK Notes"), 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock of the Company (the "Series B Preferred Stock") and common stock purchase warrants (the "Exchange Offer Warrants") for its outstanding Senior Discount Notes. In the Exchange Offer, each holder of $1,000 principal amount of Senior Discount Notes received $500 principal amount of PIK Notes, one share of Series B Preferred Stock having an initial liquidation preference of $500 (See Note 10) and one Exchange Offer Warrant to purchase 17.96 shares of common stock for an exercise price of $.01 (See Note 9). Because 100% of the outstanding Discount Notes (other than those held by the Company) were tendered in the Exchange Offer, the issuer of the PIK Notes, Inter*Act Operating Co., Inc., merged with and into its parent, the Company, on December 30, 1999. Consequently, the PIK Notes are direct obligations of the Company.

         The gain on restructuring of this debt, including the effect of the repurchase of certain notes, unamortized debt issuance costs (See Note 2) and unaccreted debt discount related to the Discount Note Warrants (See Note 9) is included as an extraordinary item in the accompanying statement of operations for 1999.

7. LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                        December 31,
                                                          ------------------------------------
                                                                 1999                 1998
                                                          ------------------------------------
1996 14% Senior Discount Notes(a)                             $      --            $   111,819
Note payable for patent acquisition(b)                              5,657                5,554
1999 14% Senior Pay-In-Kind Notes (c)                              63,217                 --
Obligation under capital lease                                      1,210                 --
                                                          ---------------       --------------
                                                                   70,084              117,373
Less: Current portion of long-term debt                             6,135                5,554
                                                          ---------------       --------------
                                                              $    63,949          $   111,819
                                                          ===============       ==============

   (a) In August 1996, the Company, through the 1996 Private Placement, issued 142,000 units, each consisting of a 14% Senior Discount Note due 2003 (collectively, the "Discount Notes") with a principal amount at maturity of $1,000 and a warrant to purchase 7.334 shares (adjusting to 9.429 shares at September 30, 1997 if the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share. The gross proceeds of $94,800 were allocated by the Company to the value of the warrants of approximately $24,500 (See Note 9) and to the Discount Notes of approximately $70,300. Expenses of the offering of approximately $3,900 were capitalized as bond issuance costs and are being amortized over the remaining term of the Discount Notes (See Note 2). The Company did not complete a qualified initial public offering of common stock by September 30, 1997; as a result, the Company recorded additional common stock purchase warrants and related debt discount of $3,000, reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)


       The Discount Notes were to accrue cash interest at a rate of 14% per annum, commencing on August 1, 1999, payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2000. The debt discount related to the difference between the face value of the notes ($142,000) and the proceeds of the 1996 Private Placement ($94,800) was accreted over the period to August 1, 1999. The debt discount related to the portion of the 1996 Private Placement allocated to the value of the warrants ($27,400 in aggregate) was being accreted over the full term of the Discount Notes to August 1, 2003. Interest expense on the notes, including the accretion of debt discount and amortization of issuance costs, was being recognized at a constant rate of interest over the life of the Notes. Discount accretion of $14,500, $20,400 and $17,500 and amortization of bond issuance costs of approximately $570, $526 and $464 have been recognized as interest expense during the years ended
       December 31, 1999, 1998 and 1997, respectively.

       See Note 6 for a description of the repurchase of a portion of, and the restructuring of all of, these notes during 1999.

   (b) In 1998, the Company incurred a note payable in the amount of approximately $5,679 in connection with the acquisition of certain intellectual property. This note, which currently bears interest at 10.0% per year, was originally payable on June 1, 1999 and was amended and extended to June 1, 2000. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of common stock or a change in control, as defined, the note would then be convertible into a number of shares of the Company's common stock, equal to the then-outstanding principal balance and accrued interest divided by $8.50.

   (c) In December 1999, the Company completed an exchange offer described in
       Note 6, whereby the Discount Notes were exchanged for the PIK Notes, Series B Preferred Stock and the Exchange Offer Warrants. The PIK Notes mature on August 1, 2003 and accrue interest at a rate of 14% per annum from and after August 1, 1999, payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Company may, at its option, elect not to make interest payments in cash prior to the date that is 18 months following the earlier of an initial public offering of the Company's common stock or a Change in Control (as defined in the Indenture governing the PIK Notes). To the extent that the Company does not pay interest in cash, the interest accrued on the PIK Notes will be paid by the issuance of additional promissory notes, which will have substantially the same terms, including date of maturity and interest rate, as the PIK Notes.

       In the event that the Company has not commenced a public offering by 180 days after the date of the exchange offer, the Company has agreed with the holders of the PIK Notes, to (i) file with the Securities and Exchange Commission on or prior to 180 days after the Exchange Date (the "Target Filing Date") a registration statement (the "Exchange Offer Registration Statement") relating to a registered exchange offer (the "Registered Exchange Offer") for the PIK Notes and (ii) use its best efforts to cause the Exchange Offer Registration Statement to be declared effective by no later than 90 days after the Target Filing Date. If (i) the applicable Registration Statement is not filed with the Commission by the Target Filing Date, (ii) the Exchange Offer Registration Statement or a Shelf Registration Statement is not declared effective within 90 days of the Target Filing Date, (iii) neither the Registered Exchange Offer is consummated nor the Shelf Registration Statement is declared effective within 60 days of the Target Effective Date, or (iv) after a Registration Statement is declared effective, the Registration Statement thereafter ceases to be effective or usable (subject to certain exceptions) in connection with resale of PIK Notes (each such event referred to in clauses (i) through (iv), a "Registration Default"), additional cash interest will accrue on the PIK Notes at the rate of 0.50% per annum of the principal amount of the PIK Notes on the immediately preceding February 1 or August 1 with respect to the first 90-day period following a Registration Default. Thereafter, interest will increase by an additional one-half of one percent per annum for each subsequent 90-day period until the Registration Default has been cured. Additional interest will be payable in cash semi-annually, in arrears, on February 1 and August 1 of each year from the date on which any Registration Default occurs to the date on which all Registration Defaults have been cured. Such interest is payable in addition to any other interest payable on each February 1 and August 1, commencing August 1, 2000.

   (d) During 1999, the Company entered various capital lease agreement with initial terms of 36 months for the acquisiton of machinery and equipment.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

8. COMMON STOCK

         The Company issued 15,184 shares of common stock during the year ended December 31, 1999 in exchange for executive recruiting services. The issuance of these shares was recorded at $8.50 per share, which management believes approximates the fair market value of the shares when issued.

         The Company issued no shares of common stock during the year ended December 31, 1998.

         During the year ended December 31, 1997, the Company issued 60,000 shares of Common Stock, consisting of 50,000 shares for partial consideration in the acquisition of certain intellectual property and 10,000 shares issued pursuant to a management service agreement the Company had with a former related party. The issuance of these shares was recorded at $10.00 per share, which management believes approximated the fair market value of the shares when issued.

9. COMMON STOCK PURCHASE WARRANTS

VANGUARD WARRANT

         Pursuant to a warrant issuance associated with a common stock investment in 1995 (the "Vanguard Warrant"), as restructured prior to the 1996 Private Placement (See Note 7), Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share, which was, in the opinion of management, the fair market value of the related common stock at the date of the restructuring of the Warrant. The Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered.

         The Company and Vanguard have entered into a Registration Rights Agreement relating to certain warrants and shares of common stock of the Company owned by Vanguard. In addition, the agreement allows Vanguard certain "piggyback" registration rights on any security offerings the Company may undertake. The agreement terminates on the earlier of five years from date of the Company's first registration statement becomes effective or at such time as Vanguard may sell its securities pursuant to Rule 144 under the Securities Act.

1996 EQUITY OFFERING WARRANTS

         In connection with a private placement of common stock in 1996, purchasers of certain minimum amounts received warrants to purchase shares of the Company's common stock. Warrants to purchase an aggregate of 323,216 shares of common stock were issued in this offering. Such warrants expire on December 31, 2000 and initially provided that the exercise price would equal the sales price of the next $2,000 of common stock issued and sold by the Company. Since the issuance of the warrants, the Company has not sold $2,000 of common stock but did sell over $2,000 of Series A Preferred Stock convertible into common stock at a conversion price of $8.50 per share (See Note 10). Accordingly, in June 1999, the Company's Board of Directors declared the exercise price for these warrants to be $8.50 per share.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

DISCOUNT NOTE WARRANTS

         In August 1996, the Company issued in a private placement transaction (the 1996 "Private Placement") 142,000 units, each consisting of a 14% Senior Discount Note due 2003 with a principal amount at maturity of $1,000 (collectively, the "Discount Notes") (See Notes 2, 6 and 7) and a warrant to purchase 7.334 shares (adjusted to 9.429 shares at September 30, 1997 when the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share (the "Discount Note Warrants"). As of December 31, 1999, Discount Note Warrants to purchase an aggregate of 1,338,918 shares of the Company's Common Stock are outstanding and are exercisable on or after the earliest to occur of (i) August 1, 2000, (ii) a change of control of the Company, (iii) (a) 90 days after the closing of an initial public offering of common stock of the Company or (b) upon the closing of the initial public offering but only in respect of warrants required to be exercised to permit the holders thereof to sell shares in the initial public offering, (iv) a consolidation, merger or purchase of assets involving the Company or any of its subsidiaries that results in the common stock of the Company becoming subject to registration, (v) an extraordinary cash dividend paid by the Company or (vi) the voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company. The number of shares of the common stock for which a Discount Note Warrant is exercisable is subject to adjustment upon the occurrence of certain events.

         Holders of Discount Note Warrants (or common stock issued in respect thereof) are entitled to certain registration rights.

         After August 1, 2001, the Company may be required, under certain circumstances, to purchase, at fair market value, the outstanding Discount Note Warrants and underlying common stock issued. Depending on the fair market value at that time, there may be a charge to earnings in connection with the repurchase of the Discount Note Warrants and Underlying Common Stock.

         Management of the Company believed, based on independent third party valuations, that the value of the Company's common stock at the date of the initial issuance of the Discount Note Warrants was $23.50 per share and, accordingly, allocated approximately $24,500 of the proceeds of the 1996 Private Placement to the value of the Discount Note Warrants based on 142,000 units consisting of warrants to purchase 7.334 shares of common stock per unit with an exercise price of $.01 per share. Effective September 30, 1997, the Company recorded an additional $3,000, reflecting the valuation of an additional 297,490 shares, or 2.095 (9.429 less 7.334) shares issuable per Discount Note Warrant, when the Company did not complete a qualifying initial public offering by that date. In connection with the Company's restructuring of the related Discount Notes, the carrying amount of the warrants still outstanding was reduced to $11,367. This aggregate amount is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheets. The value of the original Discount Note Warrants and the incremental value of the 2.095 additional Note Warrants issued per unit of the Notes effective September 30, 1997 were, from their issuance through the date of the restructuring of the related Discount Notes, accounted for as an additional debt discount subject to accretion as described in Note 7. As part of the restructuring of the Discount Notes described in Note 6, the remaining unaccreted portion of this carrying amount was written off and included in the determination of the gain on restructuring.

EXCHANGE OFFER WARRANTS

         In December 1999, the Company completed an exchange offer (the "Exchange Offer") of Senior Pay-in-Kind Notes Due 2003 of Inter*Act Operating Co., Inc. (See Note 6), Series B Preferred Stock and common stock purchase warrants exercisable at $.01 per share (the "Exchange Offer Warrants") for its outstanding Discount Notes. As of December 31, 1999, Exchange Offer Warrants to purchase an aggregate of 2,506,767 shares of the Company's common stock were outstanding. The Exchange Offer Warrants are not exercisable until December 31, 2002. To the extent that the Company redeems any of the PIK Notes prior to December 31, 2002, the number of shares of common stock into which each Exchange Offer Warrant is exercisable will be ratably reduced. Consequently, if the Company redeems all of the PIK Notes prior to December 31, 2002, the Exchange Offer Warrants will not be exercisable for any shares of the Company's common stock. The number of shares of the common stock for which an Exchange Offer Warrant is exercisable is subject to adjustment upon the occurrence of certain events. The value of the Exchange Offer Warrants of $21,282 (which represents the difference between the exercise price of $.01 per share and the fair market value of the Company's common stock of $8.50 per share at the date of issuance) has been credited to Additional Paid-In

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)



Capital and accounted for as additional debt discount associated with the PIK Notes and as a discount on the Series B Preferred Stock, with one-half of the aggregate value allocated to each of the related debt and preferred securities. The accretion of the amount allocated to the PIK
Notes is being charged to interest expense and the accretion of the amount allocated to the Series B Preferred stock is being charged to preferred stock dividends using the effective interest rate method.

         Holders of Exchange Offer Warrants (or common stock issued in respect thereof) or Series B Preferred Stock are entitled, following an initial public offering, to certain registration rights with respect to the common stock issued or issuable upon the exercise of the warrants or the conversion of the preferred stock and any other common stock held by such holders. If the Company does not comply with the various registration rights, certain monetary damages are provided for in the Exchange Offer. Furthermore, the holders of Exchange Offer Warrants and Series B Preferred Stock have certain "piggy back" registration rights.

1999 EQUITY OFFERING WARRANTS

         In December 1999, the Company issued in a private offering 70,120 units, each consisting of one share of Series C Preferred Stock (See Note 10) and one warrant to purchase approximately 7.14 shares of the Company's common stock at a price of $14.00 per share. As of December 31, 1999, warrants to purchase an aggregate of 500,857 shares of common stock had been issued in this offering and were outstanding. Such warrants are presently exercisable and expire ten years from the date of issuance if unexercised. The intrinsic value of these warrants, calculated using the Black-Scholes Option Pricing Model with similar variables as those used for the Company's options and described in
Note 14, of $879 has been credited to Additional Paid-In Capital and charged as a preferred stock dividend during the year ended December 31, 1999.

         The number of shares of the common stock for which these warrants are exercisable and the exercise price are subject to adjustment upon the occurrence of certain events, including if the Company issues additional common stock without consideration or at a price less than the exercise price (except in certain circumstances) and if the Company declares and pays on shares of its common stock a dividend payable in shares of common stock or splits the then -outstanding shares of common stock into a greater number of shares. In the event of certain adjustments to the exercise features of these warrants, there may be further charges to preferred stock dividends, depending on the impact of those adjustments on the value of the warrants then outstanding.

         Holders who would retain the common stock upon the exercise of these warrants and conversion of any outstanding Series C Preferred Stock in excess of one percent of the total outstanding shares of common stock of the Company have certain registration rights with respect to the shares common stock issued or issuable upon exercise of the warrants or conversion of the Series C Preferred Stock.

         During the first quarter of 2000, the Company issued 67,210 additional units in this private offering, including warrants to purchase an additional 479,879 shares of common stock of the Company at $14.00 per share.

10. PREFERRED STOCK

10% SERIES A MANDATORILY CONVERTIBLE PREFERRED STOCK

         During the third quarter of 1998, the Company's Board of Directors designated a series of preferred stock, the 10% Series A Mandatorily Convertible Preferred Stock ("Series A Preferred Stock"), and authorized the issuance and sale of up to $40 million of Series A Preferred Stock in a private offering at $100 per share. As initially designated, the shares of Series A Preferred
Stock accrued dividends quarterly from the date of issuance at the rate of 10% per annum payable in cash, by delivery of shares of Series A Preferred Stock, or by a combination thereof at the Company's option. The holder of each share of Series A Preferred Stock was initially entitled to ten votes per share. The shares had certain voluntary and mandatory conversion rights into the Company's common stock (at a conversion price per share of common stock equal to $10.00, plus accrued and unpaid dividends) under certain events, such as an initial public stock offering. During 1998, the Company issued 177,878 shares of Series A Preferred Stock at a price of $100 per share, for total proceeds of

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)


approximately $17,788. Of the total proceeds in 1998, $17,688 was received in cash and $100 was exchanged for the forgiveness of accounts payable in the same amount.

         In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Series A Preferred Stock and authorized an increase in the private offering from $40 million to $70 million. Changes to the Series A Preferred Stock consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of common stock into which each share of Series A Preferred Stock is convertible, (ii) an increase in the number of votes per share of Series A Preferred Stock from 10 to the number of shares of common stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Series A Preferred Stock semiannually, as opposed to quarterly, to be paid only in shares of Series A Preferred Stock and (iv) the addition of antidilution provisions. Such changes were applicable to all shares of Series A Preferred Stock issued prior to the effective date of the changes and are applicable to all additional shares of Series A Preferred Stock issued in the private offering.

         During 1999, the Company issued 320,990 shares of Series A Preferred stock at a price of $100 per share for total proceeds of approximately $32,099. As of December 31, 1999, the Company had 498,868 shares of Series A Preferred Stock outstanding. Accrued dividends, payable in Series A Preferred Stock, were $4,009 and $354 as of December 31, 1999 and 1998, respectively.

         Holders who would retain the common stock upon the conversion of any outstanding Series A Preferred Stock in excess of one percent of the total outstanding shares of common stock of the Company have certain registration rights with respect to the shares of common stock issued or issuable upon the conversion of the Series A Preferred Stock.

14% SERIES B SENIOR MANDATORY REDEEMABLE CONVERTIBLE  PREFERRED STOCK

         In December 1999, the Company's Board of Directors designated a new series of preferred stock, the 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), and authorized the issuance of 139,575 shares of Series B Preferred Stock to tendering holders of the Company's Discount Notes in the Exchange Offer (See Note 6). As of December 31, 1999, all 139,575 shares of Series B Preferred Stock were issued and outstanding.

         The shares of Series B Preferred Stock have a liquidation preference of $500 per share and rank senior, as to dividends and liquidation preference, to all other classes of the Company's capital stock. Dividends on the Series B Preferred Stock accrue from August 1, 1999, at the rate of 14% per annum of the liquidation per share, payable semi-annually on the first day of February and August of each year, commencing on February 1, 2000, and are cumulative to the extent unpaid. Accrued dividends on the Series B Preferred Stock were $4,071 as of December 31, 1999.

         Holders of Series B Preferred Stock are entitled to vote their shares at the rate of the number of shares of common stock into which each share of Series B Preferred Stock is convertible (initially 35.71). Each share of Series B Preferred Stock automatically converts into a number of shares of common stock equal to the liquidation preference plus accrued and unpaid dividends on the date of conversion divided by a conversion price of $14.00 (subject to certain adjustments) upon the closing of a public offering of the Company's common stock. Holders of Series B Preferred Stock may also voluntarily convert their shares at any time. The number of shares of the common stock for which each share of Series B Preferred Stock is convertible and the conversion price are subject to adjustment upon the occurrence of certain events, including if the Company issues additional common stock without consideration or at a price less than the conversion price (except in certain circumstances) and if the Company declares and pays on shares of its common stock a dividend payable in shares of common stock or splits the then outstanding shares of common stock into a greater number of shares. Upon a change in control, holders of Series B Preferred Stock have the right to require the Company to redeem the stock at the liquidation preference at the date of the change in control. Accordingly, the Series B Preferred Stock is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheets.

         Holders of Series B Preferred Stock have certain registration rights with respect to the shares of common stock issued or issuable upon the conversion of the Series B Preferred Stock.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

10% SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately 7.14 shares of the Company's common stock at a price of $14.00 per share
(See Note 9). As of December 31, 1999, 70,120 units of had been sold for total proceeds of approximately $7,012.

         The shares of Series C Preferred Stock have a liquidation preference of $100 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid.

         Holders of Series C Preferred Stock are entitled to vote their shares at the rate of the number of shares of common stock into which each share of Series C Preferred Stock is convertible (initially 7.14). Each share of Series C Preferred Stock automatically converts into a number of shares of common stock equal to the liquidation preference plus accrued and unpaid dividends on the date of conversion divided by a conversion price of $14.00 (subject to certain adjustments) upon the closing of a public offering of the Company's common stock. Holders of Series C Preferred Stock may also voluntarily convert their shares at any time. The number of shares of the common stock for which each share of Series C Preferred Stock is convertible and the conversion price are subject to adjustment upon the occurrence of certain events, including if the Company issues additional common stock without consideration or at a price less than the conversion price (except in certain circumstances) and if the Company declares and pays on shares of its common stock a dividend payable in shares of common stock or splits the then outstanding shares of common stock into a greater number of shares. The Company is required to redeem all then outstanding shares of Series C Preferred stock at the liquidation value on November 1, 2008. Accordingly, the Series C Preferred Stock is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheets.

         Certain holders of Series C Preferred Stock have certain registration rights with respect to the shares of common stock issued or issuable upon the conversion of the Series C Preferred Stock.

         As of December 31, 1999, the Company had 70,120 shares of Series C Preferred Stock outstanding. Accrued dividends, payable in Series C Preferred Stock, were $27 as of December 31, 1999.

         During the first quarter of 2000, the Company issued 67,210 additional units in this private offering for total proceeds of approximately $6,721,000. Included in the additional units were 67,210 shares of Series C Preferred Stock and warrants to purchase an additional 479,879 shares of common stock of the Company at $14.00 per share.

11. NET LOSS PER SHARE

         A reconciliation between the net loss and common shares of the basic and diluted EPS computations is as follows:

                                         Year Ended                       Year Ended                        Year Ended
                                      December 31, 1999                December 31, 1998                 December 31, 1997
                                 ----------------------------- -------------------------------- -------------------------------
                                                      Per Share                         Per Share                        Per Share
                                  Net Loss   Shares     Amount     Net Loss    Shares     Amount    Net Loss    Shares     Amount
                                 ---------   ------   ---------    --------    ------   ---------   --------    ------   ---------
Basic EPS
Net loss attributable to
   common stock                   $(69,604)   7,731     $(9.00)   $(62,414)    7,729      $(8.08)   $(49,814)   7,692      $(6.48)

Effect on Dilutive Securities:
  Warrants                             --        --      --            --         --       --            --        --         --
  Stock Options                        --        --      --            --         --       --            --        --         --
                                   ------       ---    -----       ------        ---     -----       ------       ---      -----
Diluted EPS
Net loss attributable to common
  stock and assumed option
  exercise                        $(69,604)   7,731     $(9.00)   $(62,414)    7,729      $(8.08)   $(49,814)   7,692      $(6.48)
                                  ========    =====     ======    =========    =====      =======   ========    =====      ======

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)

         There were no reconciling items to be reported by the Company in the calculation for basic EPS and diluted EPS for all periods presented. Inclusion of the Company's convertible preferred stock, outstanding common stock purchase warrants and stock options (See Notes 8, 10 and 14) would have an antidilutive effect on earnings per share and, as a result, they are not included in the calculation of diluted EPS for any period presented.

12. DEFERRED COMPENSATION

         During 1996, the Company issued options to purchase 48,000 shares of common stock at an exercise price of $7.50 per share under the 1996 Nonqualified Stock Option Plan (See Note 14), which was an exercise price below the then-estimated fair market value of the Company's common stock on the date of grant. Accordingly, the Company recorded a deferred compensation charge of $768, which was being amortized ratably over the five-year vesting period of the related options. Accumulated amortization was $352 at December 31, 1998. Amortization expense of deferred compensation was $154 for each of the years ended December 31, 1998 and 1997. During 1999, due to the termination of the employee who had received these options, 28,800 of these options were cancelled, and the remaining 19,200 options which were fully vested were retained by the former employee, with an expiration date of August 2001. As a result, the remaining deferred compensation and $45 of previously recognized compensation was reversed.

13. INCOME TAXES

         The components of cumulative deferred tax assets and liabilities were as follows:

                                                                                      December 31,
                                                                             -------------------------------
                                                                                1999                1998
                                                                             -------------------------------
Cumulative Amounts:
Deferred Tax Assets:
  Accrued Bonus/Deferred Compensation/other                                   $      507          $      324
  Amortization of Warrant Expense                                                  4,164               2,759
  Interest Accretion                                                              11,528               8,090
  Other                                                                              108                 113
  Bond Issuance Cost Amortization                                                    605                 408
  Net Operating Loss Carryforward                                                 62,416              43,179
                                                                         ---------------     ---------------
  Total Deferred Tax Assets                                                       79,328              54,873
                                                                         ---------------     ---------------

Deferred Tax Liabilities:
  Depreciation                                                                   (2,024)              (1,488)
                                                                         ---------------     ---------------
  Total Deferred Tax Liabilities                                                 (2,024)              (1,488)
                                                                         ---------------     ---------------
  Net Deferred Tax Asset before Valuation Allowance                               77,304              53,385
                                                                         ---------------     ---------------
  Valuation Allowance                                                            (77,304)            (53,385)
                                                                         ---------------     ---------------
  Net Deferred Tax Asset                                                      $       --          $       --
                                                                         ===============     ===============

         In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards could be limited in years following a change in the Company's ownership, which could occur at the time of an initial public offering. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. At December 31, 1999, the amount of net operating loss carryforward is approximately $135,000. The net operating loss carryforwards will expire in varying amounts through 2019.

         Creditable foreign taxes paid by the Company or its subsidiaries will be subject to Internal Revenue Code Section 904, Limitation on Foreign Tax
Credit, because the Company does not have a Federal Income Tax liability. The
Foreign Tax Credit limitation may be carried back two years and forward five years. The Company has the option of deducting these foreign taxes in lieu of the credit. In general, since the Company does not have a federal tax liability, the deduction method will increase the amount of net operating losses which are available to be carried forward twenty years. Through December 31, 1999, the Company has not paid or accrued foreign taxes.

                                                                            F-19





INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)


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

14. STOCK OPTION PLANS

         The Company has in place the 1994 Stock Compensation Plan, which provides for the issuance of shares of common stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. The aggregate number of shares of common stock that may be issued pursuant to the plan may not exceed 330,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1999, there were no remaining shares available for future grants under this plan.

         The Company also has in place the 1996 Nonqualified Stock Option Plan, which provides for the issuance of shares of common stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of common stock that may be issued pursuant to the plan may not exceed 600,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1999, an aggregate of 15 shares remain available for future grants under this plan.

         The Company also has in place the 1997 Long-term Incentive Plan
("Long-term Incentive Plan") for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, executives or supervisory employees, directors or consultants of the Company or any subsidiary. The plan allows for the Company to grant stock options for the purchase of shares of stock to grantees under the plan in such amounts as the Compensation Committee of the Board of Directors, in its sole discretion, determines. The stock options granted under the Plan will be designated as either: (i) Incentive Stock Options or (ii) Nonqualified Stock
Options. The purchase price for shares acquired pursuant to the exercise will be determined at the time of grant; however, it will not be less than the fair market value of the shares at the time of the grant. The Long-term Incentive
Plan also allows the Company to grant Stock Appreciation Rights in any amount, at its sole discretion, either alone or in combination with other awards granted under the Plan. An aggregate of 670,000 shares of common stock are reserved for issuance pursuant to awards under this plan. As of December 31, 1998, options to purchase 580,350 shares of common stock were issued and outstanding under the Long-term Incentive Plan, all at an exercise price of $10.00 per share.
Management believes that these options were granted at fair market value of common stock at the dates of grant. No Stock Appreciation Rights were awarded through December 31, 1998. The awards vest annually over five years from the date of grant with the exception of 63,500 options, which became immediately exercisable. During 1999, the Board of Directors and shareholders approved an amendment to the Long-Term Incentive Plan to increase the number of shares of common stock reserved for issuance under the 1997 Plan to be increased from 670,000 to 1,470,000.

         During 1999, options to purchase 501,100 shares of the Company's common stock with original exercise prices of $10.00 per share were amended to change the exercise prices to $8.50 per share which, in the opinion of the Company's management, represented the fair market value of the Company's common stock on the date of amendment. As of December 31, 1999 an aggregate of 1,918 shares remain available for future grants under this plan.

         In 1999, the Board of Directors approved the grant of a special nonqualified option outside of the Company's option plans to the Chief Executive
Officer to purchase up to 475,000 shares of the Company's common stock at an exercise price of $8.50 per share, which was the Board's determination of the fair market value of the common stock at the time of the grant. The option vests ratably over three years but may not be exercised unless the Company completes a public offering of its common stock or a sale of all or substantially all of the Company. In connection with the option, the Chief Executive Officer was granted certain registration rights with respect to the shares issuable upon the exercise of the option. Because the option's exercisability is subject to the occurrence of certain contingent events, there may be a charge to compensation expense upon the occurrence of one or both of those events based on the fair market value of the Company's common stock at the date of those occurrences.

                                                                            F-20






INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)


         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 (See Note 2), the Company's net loss and net loss per share would have been changed to the following pro forma amounts:


                                                                        Year Ended         Year Ended         Year Ended
                                                                       December 31,       December 31,       December 31,
                                                                           1999               1998               1997
                                                                       ------------       ------------       ------------
  Net Loss:                  As Reported                                 $(69,604)         $(62,414)          $(49,814)
                             Pro Forma                                    (71,120)          (63,186)           (50,353)

  Net Loss Per Share:        Basic and Diluted      As Reported             (9.00)            (8.08)             (6.48)
                             Basic and Diluted      Pro Forma               (9.22)            (8.18)             (6.55)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. A summary of the status of the Company's stock option plans for the years ended December 31, 1999 and 1998, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996 is presented in the table and narrative below:


                                                            Year Ended                 Year Ended                Period Ended
                                                         December 31, 1999          December 31, 1998          December 31, 1997
                                                         -----------------          -----------------          -----------------
                                                                     Wtd Avg                    Wtd Avg                     Wtd Avg
                                                         Shares     Ex Price       Shares      Ex Price       Shares       Ex Price
                                                         ------     --------       ------      --------       ------       --------
    Outstanding at beginning of year                   1,475,250       7.79      1,259,900      $  7.34        821,100     $  5.40
    Granted                                            1,347,020       8.50        388,100        10.00        543,400       10.00
    Exercised                                                 --         --             --           --             --         --
    Forfeited                                           (100,180)      6.46        (10,500)        7.22         (2,200)       5.23
    Expired                                             (324,008)      8.78       (161,750)        9.60       (102,900)       5.91
                                                                                 ---------                   ---------
    Outstanding at end of year                         2,398,082       7.82      1,475,250         7.79      1,259,400        7.34
                                                       =========                 =========                   =========
    Exercisable at end of year                           927,407       6.77        766,890         6.51        571,250        6.16
                                                       =========                 =========                   =========
    Weighted average fair value of options granted           N/A       7.82            N/A          7.79            N/A        7.34

         The options outstanding at December 31, 1998 have exercise prices between $1.86 and $10.00, with a weighted average exercise price of $7.79 and a weighted average remaining contractual life of 7.9 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants in the years ended December 31, 1999, 1998 and 1997, respectively: risk free interest rates of 6.15, 5.09, and 6.49%;
and expected dividend yields of 0%, expected lives of 5 years, and expected stock volatility of 30, 20, and 0 for each respective period.

         The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the plans, to determine to whom and at what time options and bonuses may be granted and the other terms and conditions of the grant.

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)


15. COMMITMENTS AND CONTINGENCIES

COMMITMENTS FOR TECHNOLOGY

         The Company is party to several patent licensing agreements relating to its in-store consumer product promotion and couponing business. With respect to one license agreement under which the Company is assignee, the Company is required to pay a royalty of 2% of the gross collected revenues of the Company, to the extent derived from the Company's exploitation of the patent, with such royalty decreasing to 1% of such revenues after $10 million in aggregate royalties have been paid to the licensors. This license agreement requires that certain minimum monthly payments be made to the licensors, and be exceeded within approximately two years, in order to avoid triggering a termination right on the part of the licensors. With respect to another license agreement, the Company is required to pay the licensor a royalty of .8% of the gross collected revenues of the Company to the extent derived from the Company's exploitation of the patent, until such time as the licensor has received the aggregate sum of $600 after which no additional royalty payments are required. Under a third agreement, the Company is required to pay the licensor a royalty of 1% of the gross revenues related to the Company's exploitation of the patent subject to certain minimum annual payments, should the Company wish to maintain exclusive rights under such patent. Under these agreements, the Company recorded royalty payments of $330, $475 and $398 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

INTER*ACT ELECTRONIC MARKETING, INC.
(formerly Inter*Act Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(dollars in thousands, except share, per share and per note data)


         On May 27, 1998, the Company filed a new suit against Catalina alleging that Catalina has infringed a series of patents collectively referred to as the "Deaton Patents", which the Company acquired by assignment in May 1998 (See Note
7b). The Company alleges that Catalina is infringing the Deaton Patents by making, using, selling and offering for sale devices and systems that incorporate and employ inventions covered by the Deaton Patents. The Company is seeking an injunction against Catalina to stop further infringement of these patents, treble damages and the costs and expenses incurred in connection with the suit. Catalina has answered denying the allegations and raising certain affirmative defenses. Catalina has also challenged some of the claims of six of the Deaton Patents by provoking an interference proceeding in the U.S. Patent and Trademark Office. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceeding and in the new lawsuit.

16. SEGMENT DATA

         As described in Note 2, the Company observes the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments: (i) North American and (ii) Europe. The following represents selected consolidated financial information for the Company's segments for the year ended December 31, 1999 (the Company's results of operations Europe were not material during 1997:


                                                              For the Year Ended December 31, 1999
                    Operating Data            North America           Europe          Eliminations        Consolidated
                    --------------            -------------           ------          ------------        ------------
              Net sales                       $      2,466           $   2,630        $   -                $     5,096
              Loss from operations                 (37,569)             (5,382)            -                     42,951
              Depreciation                           8,378               1,309            -                      9,687
              Capital Expenditures                   3,029               8,817            -                     11,846
              Identifiable Assets                   57,678              10,845         (15,222)                 47,301


                                                              For the Year Ended December 31, 1998
                    Operating Data            North America           Europe          Eliminations        Consolidated
                    --------------            -------------           ------          ------------        ------------
              Net sales                       $      2,632           $   2,241        $     (280)          $     4,593
              Loss from operations                 (41,150)             (1,101)            -                   (42,251)
              Depreciation                           7,182                 277             -                     7,459
              Capital Expenditures                   6,538               1,547             -                     8,085
              Identifiable Assets                   59,864               1,873            (1,596)               60,141

                                                                            F-23


                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.......................... 'TM'
The registered trademark symbol shall be expressed as...............  'r'
The service mark symbol shall be expressed as....................... 'sm'
The section symbol shall be expressed as............................ 'SS'