Form 10-K405/A
period 1999-12-31
INTER ACT SYSTEMS INC
filed 2000-04-06
CIK 935086

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A

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

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

         As of March 27, 2000, the number of shares outstanding of the registrant's Common Stock was 7,743,739. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5. of this Report.

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

IEMN HARDWARE

         In-Store and Internet Configuration and Interaction

                        THE INTER*ACT e-MARKETING NETWORK'sm'

                                  [Graphic]


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

ITEM 2. PROPERTIES

         The Company is in the process of relocating its corporate offices to Charlotte, North Carolina, where it will lease 30,606 square feet of office space for a five-year lease term. Until that space opens up, the Company is subleasing approximately 27,000 square feet of office space in Charlotte, with a sublease that runs through July 2000. The Company will close its offices Norwalk, Connecticut, where it leases 33,452 square feet of office space, in April 2000. The Company also has a technology center in Greensboro, N.C., where it leases approximately 3,100 square feet through September 2000. The Company leases 8,000 square feet of warehouse storage space in Central Islip, New York. The lease runs through February 2002. The Company intends to lease other warehouse storage space as necessary and believes that suitable space will be readily available to meet its anticipated needs for the foreseeable future. The Company believes this space is adequate to accommodate the Company's variable storage requirements. The

Company leases 11,430 square feet of office space in Hemel Hempstead, England for its European headquarters, with a lease that expires in February 2009. The Company also leases regional sales offices in Cincinnati, San Mateo and Winston-Salem.

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

Series C Preferred Stock and Warrants

         In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock ("Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately
7.14 shares of the Company's common stock a price of $14.00 per share. As of December 31, 1999, 70,120 units had been issued and sold for total proceeds of $7,012,000, all of which were received in cash. The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. Accrued dividends, payable in Series C Preferred Stock, were approximately $27,000 as of December 31, 1999.

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
                                                   Year Ended December 31,                December 31,     Sept. 30,     Sept. 30,
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

                                                                    DECEMBER 31,                SEPT. 30,       SEPT. 30,
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

         Manufacturers promoting on the IEMN system during the 1999 and 1998 periods decreased to approximately 67 from 100, respectively, while total products promoted decreased to approximately 115 from 270, including the European Manufacturers and products. The Company believes that the number of Manufacturer promotions on the IEMN declined and its sales revenue increased only slightly due to the introduction of the fixed fee, annual contract pricing format and resistance to promoting at a higher expenditure level on the IEMN among Manufacturers that wish to use a system installed in more stores and chains. Net sales during the year ended December 31, 1999 increased to $5.1 million from $4.6 million in 1998, primarily as a result of the larger installed base of ShopperPerks portals, and the higher amount of consumer redemptions per promotion run by key manufacturers as the network approaches a more national footprint in both the U.S. and U.K.

         Operating loss for the year ended December 31, 1999 was $42.8 million versus an operating loss of $42.3 million in 1998. The increased loss was primarily due to higher depreciation and amortization expense, partially offset by reduced direct and selling, general and administrative costs. Depreciation and amortization expense increased by $2.2 million reflecting the addition of approximately $11.8 million for the installation of 2,262 and deinstallation of 400 terminals and intellectual property acquired during 1999. Direct costs decreased $0.7 million due to cost cutting programs implemented during the year, reducing the costs associated with operating terminals installed in 1999. Non-paid promotions, which the Company historically has used to stimulate customer usage, have been curtailed significantly in 1999 as the Company has been able to offer products on its terminals which were paid for by Manufacturers. Non-paid promotions declined from $4.7 million in 1998 to $1.8 million in 1999. While the Company believes non-paid promotions will continue to be a valuable tool, it expects non-paid promotions to continue to decline as the network has a greater national footprint in the future.

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

         Operating loss for the year ended December 31, 1998 was $42.3 million versus an operating loss of $35.4 million in 1997. The increased loss was primarily due to higher depreciation and amortization expense, direct costs and employee costs. Depreciation and amortization expense increased by $3.5 million reflecting the addition of approximately $15.9 million in intellectual property acquired and installation of 888 terminals during 1998. Direct costs increased $4.4 million due to the costs associated with operating terminals installed in 1999, the full year costs related to terminals installed in 1998 and increased retailer processing fees associated with the increased promotions during the year. Employee costs increased as its number of employees grew 32%. Non-paid promotions, which the Company historically has used to stimulate customer usage, have been curtailed significantly in 1998 as the Company has been able to offer a full range of products on its terminals which were paid for by Manufacturers. Non-paid promotions declined from $6.3 million in 1997 to $4.7 million in 1998. While the Company believes non-paid promotions will continue to be a valuable tool, it expects non-paid promotions to continue to decline as the network has a greater national footprint in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had net working capital of $0.6 million, compared to working capital of $7.0 million at December 31, 1998. Total cash and cash equivalents at December 31, 1999 and 1998 was $9.9 million and $14.2 million, respectively. The Company's current level of indebtedness was $74.2 million at December 31, 1999, representing long-term debt of $68.0 million resulting from the issuance of debt securities, capital lease obligations and accrued dividends on the Series B Preferred Stock as well as current debt of approximately $6.1 million from the purchase of intellectual property due to be repaid on June 1, 2000, and capital lease obligations.

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

         In December 1999, the Company issued to tendering holders of the Company's Discount Notes in the Exchange Offer described above 139,575 shares of 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), all of which were issued and outstanding as of December 31, 1999. The shares of Series B Preferred Stock have a liquidation preference of $500.00 per share and rank senior, as to dividends and liquidation preference, to all other classes of the Company's capital stock. Dividends on the Series B Preferred Stock accrue from August 1, 1999, at the rate of 14% per annum of the liquidation preference (determined as of the respective dividend payment date) per share, payable semi-annually on the first day of February and August of each year, commencing on February 1, 2000, and are cumulative to the extent unpaid. Accrued dividends on the Series B Preferred Stock were $4.1 million as of December 31, 1999.

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

         If the Company is unsuccessful in raising the required additional capital or equipment or other debt financing, the Company would be unable to continue its planned IEMN installations, expand either the number and dollar amount of Manufacturer commitments, respond to competitive pressures, or continue its business operations as presently conducted, any of which could have a material adverse effect on the Company's results of operations and financial condition. In the event that the Company is only partially successful, however, the Company believes that existing cash and cash equivalents, cash received from sales of preferred stock since December 31, 1999 and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements only until the second quarter of 2001.

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

        The Company recently restructured certain indebtedness. See--"Liquidity and Capital Resources." The Company has a note payable in the amount of approximately $5.7 million in connection with the acquisition of certain intellectual property. The note principal, together with accrued interest payable at 10% per year as restructured in 1999, is payable on June 1, 2000.
The Company's ability to make scheduled payments or to refinance its obligations with respect to this note and its other indebtedness will ultimately depend on its financial and operating performance, which in turn is subject to prevailing economic and competitive conditions and to certain financial, business and other factors that may be beyond its control, including operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments and delays in implementing its strategy. The Company's ability to meet its debt service and other obligations will depend on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the IEMN. There can be no assurance that the Company will be able to implement fully its strategy or that the anticipated results of its strategy will be realized. See Part I, Item 1. "Business -- Business Strategy."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information about each of the Company's executive officers and directors.

         NAME                       AGE     POSITION
         ----                       ---     --------
Stephen R. Leeolou...............   44      Chairman of the Board of Directors, Chief Executive Officer
                                            and Treasurer
Lee D. Armbuster.................   44      President and Chief Operating Officer
Thomas J. McGoldrick.............   54      Executive Vice President, Chief Financial Officer and Chief
                                            Administrative Officer
Donald J. Anderson...............   52      Senior Vice President and Chief Technical Officer
Michael T. Leeolou...............   42      Senior Vice President, Retail Services
Mary Braunsdorf..................   42      Senior Vice President, General Counsel and Secretary
Gary Schneider...................   49      Senior Vice President U.S. Brand Sales
Poul E. Heilmann.................   39      Senior Vice President Global Marketing
Van E. Snowden...................   44      Senior Vice President Business Development
Robert M. DeMichele..............   54      Director
William P. Emerson, Jr...........   46      Director
Haynes G. Griffin................   52      Director
Richard A. Horvitz...............   47      Director
Richard P. Ludington.............   52      Director
L. Richardson Preyer, Jr. .......   51      Director
Brian A. Rich....................   38      Director
Stuart S. Richardson.............   52      Director
Robert A. Silverberg.............   63      Director

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

         Lee D. Armbuster has been President and Chief Operating Officer of the Company since August 1999. Prior to joining the Company, Mr. Armbuster was employed by the Laneco division of Super Value, Inc. where he served as Executive Vice President since 1995 and General Manager since 1998.

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

         L. Richardson Preyer, Jr. has been a director of the Company since its inception in 1993. Mr. Preyer currently serves as President and Vice Chairman of Prospect Partners, LLC, a venture capital firm. Mr. Preyer was a co-founder of Vanguard and served as a director and executive officer of Vanguard from its inception in 1983 until May 1999 when it was acquired by AT&T Corporation. Mr. Preyer is a cousin of Stuart S. Richardson.

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

         In addition to the executive officers of the Company mentioned above, Peter F. Kelly, age 42, has served as Managing Director of the Company's United Kingdom operations since December 1999. Prior to joining the Company, Mr. Kelly served as Business Unit Head-Retail for Europe with IBM (U.K), Ltd. Prior thereto, Mr. Kelly served as Trading Director for Tesco, the United Kingdom's largest grocery retailer.

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

                           SUMMARY COMPENSATION TABLE


                                                                                                    OTHER             SECURITIES
                  NAME AND                                                                         ANNUAL             UNDERLYING
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

(3) Granted in his capacity as a consultant prior to his employment with the Company.

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



                                                            Option Grants During 1999
                             --------------------------------------------------------------------------------------
                                                                                        Potential Realizable Value
                             Number of       Percent of                                       Value  at Assumed
                               Shares      Total Options    Exercise                       Annual Rates of Stock
                             Underlying     Granted to       or Base                      Price Appreciation for
                              Options      Employees in     Price Per   Expiration             Option Term(1)
                             Granted(#)       1999 (%)       Share         Date           5% ($)        10% ($)
                             ----------       --------       -----         ----           ------        -------
         Name
         ----
Stephen R. Leeolou            800,000(2)        45.37         8.50       9/15/09       4,284,000      10,812,000
Lee D. Armbuster              200,000           11.34         8.50        9/1/09       1,070,000       2,702,000
Donald J. Anderson             10,000(3)         0.57         8.50       4/30/07          40,584          97,205
                               50,000(3)         2.84         8.50      11/20/08         234,314         577,128
                               12,500            0.71         8.50       7/21/09          66,937         168,937
                               12,500            0.71         8.50       9/15/09          66,937         168,937
Michael T. Leeolou             30,000(3)         1.70         8.50       4/30/07         121,751         291,615
                               80,000(3)         4.54         8.50       4/20/08         374,903         923,404
Mary Braunsdorf                15,000(3)         0.85         8.50       4/20/08          70,295         173,138
                               30,000            1.70         8.50       7/21/09         160,368         406,404
Gary Schneider                 50,000            2.83         8.50       7/21/09         267,750         675,755
                               10,000            0.57         8.50       9/15/09          53,550         135,150
Richard A. Vinchesi, Jr.      152,000(3)         8.62         8.50       8/20/01         132,430         271,320


                                                            Option Grants During 1999
                             --------------------------------------------------------------------------------------
                                                                                        Potential Realizable Value
                             Number of       Percent of                                       Value  at Assumed
                               Shares      Total Options    Exercise                       Annual Rates of Stock
                             Underlying     Granted to       or Base                      Price Appreciation for
                              Options      Employees in     Price Per   Expiration             Option Term(1)
                             Granted(#)       1999 (%)       Share         Date           5% ($)        10% ($)
                             ----------       --------       -----         ----           ------        -------
         Name
         ----
Thomas A. Manna                 0                0             N/A           N/A           N/A             N/A


(1) Amounts represent hypothetical gains that could be achieved for the respective aggregate options granted to each Named Officer if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation, mandated by rules promulgated by the Securities and Exchange Commission, of 5% and 10% compounded annually from the date the respective options were granted or repriced to their expiration date, and are not intended to forecast possible future appreciation, if any, in the price of the Company's Common Stock. The gains shown are net of the option exercise price, but do not include deductions for federal or state income taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the exercise of the stock options will depend on the future performance of the Common Stock, the option holder's continued employment through the option period and the date on which the options are exercised.

(2) Includes special option to purchase 475,000 shares vesting over three years granted to Mr. Leeolou that become exercisable only upon an initial public offering or sale of the Company. Also includes an option to purchase 325,000 shares vesting in annual one-third increments over a period of three years from the date of grant, commencing on the first anniversary of the date of grant.

(3) Such options were granted in previous years but were repriced in 1999 to reduce the exercise price from $10.00 to $8.50 per share.

(4) Fully vested option originally granted in his capacity as a consultant prior to his employment with the Company.

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

EMPLOYMENT AND OTHER AGREEMENTS

        With the exception of the CEO, all of the Company's employees, including the Named Officers, are employees at will. Each of the Named Officers and each employee of the Company is required to sign non-compete and non-disclosure agreements covering such items as ownership and authorship of all work and materials, trade secrets, confidential information, unfair business practices and covenants not to compete.

        Effective November 2, 1999, the Company entered into an Employment Agreement with Steve Leeolou, who is Chairman of the Board, Chief Executive Officer and Treasurer of the

Company. The Agreement is for a term of three years and provides for an annual salary of $50,000 for the first year with subsequent increases in salary as may be approved by the Board of Directors of the Company. Under the terms of the Agreement, Mr. Leeolou's salary will be reviewed at least annually and the annual increase shall be not less than 5% of the then Base Salary. Upon the occurrence of a "Liquidity Event," which is defined as (i) completion of an initial public offering by the Company, or (ii) a sale of all or substantially all of the Company, by means of a merger, a share exchange, a sale of assets or otherwise, for an aggregate equity value (excluding debt) of not less than $200,000,000. Mr. Leeolou's salary shall be increased to $250,000 per annum.

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

         In August 1999, Mr. Vinchesi terminated his position with the Company. As part of a severance arrangement, the Company agreed to accelerate the vesting of 15,000 of his options and extend the exercise period for all his vested options for two years from the termination of his employment.

         In 1999, the Board of Directors adopted a Key Employee Severance Plan for the purpose of improving the ability of the Company to attract and retain highly qualified, high impact key employees. Pursuant to the Plan, an employee of the Company who is identified as a participant by the Board of Directors or Compensation Committee becomes entitled to receive a severance payment if the participant is terminated without cause following a change in control of the Company or if the participant terminates his or her employment because of a change in position or employment conditions following a change in control. The severance payment would be equal to a multiple (ranging from 1.00 to 2.99) of the participant's average annual base salary for the immediately two preceding two fiscal years. The Named Officers presently serving and other key employees have been named as participants in the plan. The multiples with respect to Named Officers presently serving are: Stephen R. Leeolou (2.99), Lee D. Armbuster (1.75), Donald J. Anderson (1.25), Michael T. Leeolou (1.25), Mary Braunsdorf (1.25), and Gary Schneider (1.25).

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


                                                   PREFERRED STOCK BENEFICIALLY OWNED
                                                   ----------------------------------
                                     SERIES A PREFERRED     SERIES B PREFERRED    SERIES C PREFERRED
          SHAREHOLDER                 SHARES    PERCENT     SHARES     PERCENT     SHARES    PERCENT
          -----------                 ------    -------     -------    -------     -------   -------
Vanguard Cellular Operating Corp.     80,000      16.04%    18,000      12.90%         0        --
Piedmont Acorn Investors Limited      75,681      15.17%         0        --           0        --
Partnership (2) (5)
Smith Richardson Foundation (3) (5)   50,000      10.02%         0        --      20,000      14.56%
Piedmont Harbor-Piedmont Associates   22,478       4.51%         0        --      15,000      10.92%
Limited Partnership (4) (5)
LJR Limited Partnership (6)           75,000      15.03%     5,000       3.58%    17,000      12.38%
United Opportunities Fund                  0        --           0        --      41,750      30.40%
Richard M. Cundiff (7)                25,000       5.01%         0        --           0        --
William P. Emerson, Jr                     0        --           0        --           0        --
Haynes G. Griffin                     11,250        *          300        *        1,000        *
Richard A. Horvitz (8)                75,000      15.03%     5,000       3.58%    17,000      12.38%
Stephen R. Leeolou (9)                27,500       5.51%     2,000       1.43%     5,000       3.64%
Richard P. Ludington                   1,000        *            0        --           0        --
L. Richardson Preyer, Jr. (10)        24,500       4.91%       400        *        1,000        *
Brian A. Rich                              0        --           0        --           0        --
Stuart S. Richardson (11)             72,478      14.53%       700        *       40,000      29.13%
Robert A. Silverberg (12)              2,500        *          400        *        1,500       1.09%
Robert DeMichele (13)                 50,000      10.02%         0        --      20,000      14.56%
Michael T. Leeolou (14)                    0        --           0        --           0        --
Mary Braunsdorf                            0        --           0        --           0        --

                                                    PREFERRED STOCK BENEFICIALLY OWNED
                                                   ----------------------------------
                                        SERIES A PREFERRED     SERIES B PREFERRED    SERIES C PREFERRED
          SHAREHOLDER                    SHARES    PERCENT     SHARES     PERCENT     SHARES    PERCENT
          -----------                   ------    -------     -------    -------     -------   -------
Gary Schneider                                0      --            0       --             0      --
Donald Anderson                               0      --            0       --             0      --
Richard A. Vinchesi (14)                      0      --            0       --             0      --
Thomas A. Manna (15)                          0      --            0       --             0      --
All Directors and Officers as a group   214,378     42.97%     8,800      6.30%      65,500    47.70%
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

(6) Mr. Horvitz is Vice Chairman and a trustee of LJR Trust, the general partner of LJR Limited Partnership.

(7) Nominee for certain individual shareholders, none of which individually beneficially own 5% or more of any class of the Company's Preferred Stock.

(8) All shares are held by LJR Limited Partnership. See Note (6).

(9) Includes 10,000 shares of Series A Preferred Stock and 1,250 shares of Series C Preferred Stock that are held by a family partnershp controlled by Mr. Leeolou.

(10) Includes 19,000 shares of Series A Preferred Stock held in a trust for the benefit of Mr. Preyer and his children.

(11) Includes 50,000 shares of Series A Preferred Stock and 20,000 shares of Series C Preferred Stock held by the Smith Richardson Foundation, of which Mr. Richardson serves as one of eight trustees and 22,478 shares of Series A Preferred Stock and 15,000 shares of Series C Preferred Stock held by Piedmont Harbor-Piedmont Associates Limited Partnership, of which Mr. Richardson serves as a general partner. The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Robert M. DeMichele. Mr. Richardson disclaims beneficial ownership of the shares held by such foundation and partnership.

(12) Includes 2,500 shares of Series A Preferred Stock, 400 shares of Series B Preferred Stock and 1,500 shares of Series C Preferred Stock owned by various enties controlled by Mr. Silverberg.

(13) Includes 50,000 shares of Series A Preferred Stock and 20,000 shares of Series C Preferred Stock held by the Smith Richardson Foundation, of which Mr. DeMichele serves as one of eight trustees.The shares held by the Smith Richardson Foundation are also reported as beneficially owned by Stuart S. Richardson. Mr. DeMichele disclaims beneficial ownership of the shares held by such foundation.

(14) Mr. Vinchesi's employment with the Company terminated in August, 1999.

(15) Mr. Manna's employment with the Company terminated in January, 1999.

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

         In July 1998, the Board of Directors approved a private offering of Series A Preferred Stock at $100 per share. See Item 5. of Part II "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7. of
Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Purchasers in the private offering included the following: Mr. Leeolou, 27,500 shares;
Mr. Griffin, 11,250 shares; Mr. Ludington, 1,000 shares; Mr. Silverberg,
2,500 shares; Mr. Preyer, 24,500 shares; and Vanguard, 80,000 shares.
In addition, Richardson Family entities purchased 72,478 shares of Series A Preferred Stock in the private offering. See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management."

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

         In October 1999, the Company repurchased for an aggregate of $3.0 million in cash Discount Notes issued in the Private Placement in 1996 with a face value of approximately $15.0 million. Discount Note Warrants to purchase 141,435 shares of the Company's common stock originally issued in connection with the issuance of these Discount Notes were also repurchased by the Company in this transaction at no additional cost. In December 1999, the Company effected an exchange offer (the "Exchange Offer") of Senior Pay-in-Kind Notes Due 2003 of Inter*Act Operating Co., Inc., a wholly owned subsidiary of the Company, 14% Series B Senior Mandatorily Convertible Preferred Stock of the Company and common stock purchase warrants for its outstanding Discount Notes. See Item 7. of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." A condition of the noteholders agreeing to tender in the Exchange Offer was that the Company raise $10 million in cash, $3 million of which was permitted to be raised through the resale for $3 million in cash of the $15 million in face value of Discount Notes and related Discount Note Warrants repurchased by the Company in October 1999; the balance was expected to be raised through the issuance of equity securities. Prior to the consummation of the Exchange Offer in December 1999, the Company sold in a private offering 70,012 shares of Series C Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $7 million. See Item 5. of Part II "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7. of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Purchasers of the Series C Preferred Stock in December 1999 included the following: Mr. Leeolou, 5,000 shares; Mr. Griffin, 1,000 shares; Mr. Richardson, 5,000 shares; and Mr. Silverberg, 1,500 shares.
In addition, LJR Limited Partnership purchased 17,000 shares and Richardson Family entities purchased 35,000 shares. The Company then offered to the initial purchasers of the Series C Preferred Stock in December 1999 a portion of the Discount Notes and related Discount Note Warrants repurchased by the Company in October 1999 to be resold by the Company in order to raise the additional $3 million necessary to consummate the Exchange Offer. The balance of the Discount Notes and related Discount Note Warrants were offered and sold to an unrelated institutional noteholder. The purchase price for these Discount Notes and related Discount Note Warrants was $.20 per $1.00 of Discount Note face value, which was the same price at which the Company purchased these Discount Notes and related Discount Note Warrants in October, 1999. Purchasers and amounts paid included the following: Mr. Leeolou, $400,000; Mr. Griffin, $60,000; Mr. Preyer, $80,000; Mr. Richardson, $140,000;
Mr. Silverberg, $80,000; and LJR Limited Partnership, $1,000,000. Following these purchases, the Discount Notes were exchanged for Series B Preferred Stock, PIK Notes and Exchange Offer Warrants in the Exchange Offer.

         Stock options have been granted under the Company's stock option plans from time to time the Company directors and officers. See Part III, Item 10, "Directors and Executive Officers of the Registrant" and Part III, Item 11, "Executive Compensation."

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
                  Form l0-K for the fiscal year ended December 31, 1998.
    *10 (d)(1)    Letter Agreement dated March 17, 1997 between the Company
                  and Thomas A. Manna, filed as Exhibit 10(ee) to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997.
    *10 (d)(2)    Severance and Release Agreement dated January 23, 1999
                  between the Company and Thomas A. Manna, filed as Exhibit
                  10(d)(2) to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1998.
    *10 (d)(3)    Form of Employment, Noncompetition and Nondisclosure
                  Agreement, filed as Exhibit 10(aa) to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1997.
     10 (d)(4)    Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou.
     10 (d)(5)    Incentive Stock Option Agreement dated September 15, 1999
                  between the Company and Stephen R. Leeolou.
     10 (d)(6)    Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R, Leeolou.
     10 (d)(7)    Employment Agreement dated November 2, 1999 between the
                  Company and Stephen R. Leeolou.
     10 (d)(8)    Nonqualified Stock Option Agreement dated November 2, 1999 between the Company and Stephen R. Leeolou.
     10 (e)(1)    Global Master Agreement effective January 26, 2000 between the
                  Company and NCR Corporation.
     10 (e)(2)    Addendum to Master Agreement dated January 26, 2000 between the Company and NCR Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential
                  treatment).
     21           List of Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     27           Financial Data Schedule.

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

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTER*ACT ELECTRONIC MARKETING, INC.

                               By: /s/ Thomas J. McGoldrick
                                  .............................................
                               THOMAS J. McGOLDRICK, EXECUTIVE VICE PRESIDENT, AND CHIEF FINANCIAL OFFICER

April 5, 2000

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

         From inception to December 31, 1999, the Company has incurred recurring losses and has experienced negative operating cash flow, and there is no assurance that the product the Company has developed will achieve widespread success in the marketplace. In addition to increasing its revenues, the Company intends to raise additional equity and/or debt capital to fund its ongoing expansion plans. There is no assurance that the Company will be fully successful in obtaining the required additional capital or continued equipment financing. In the event that the Company is only partially successful, the Company believes that existing cash and cash equivalents, cash received from sales of preferred stock since December 31, 1999 (See Note 10) and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements into the second quarter of 2001.

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

7. LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                        December 31,
                                                          ------------------------------------
                                                                 1999                 1998
                                                          ------------------------------------
1996 14% Senior Discount Notes(a)                             $      --            $   111,819
Note payable for patent acquisition(b)                              5,657                5,554
1999 14% Senior Pay-In-Kind Notes (c)                              63,217                 --
Obligation under capital lease(d)                                   1,210                 --
                                                          ---------------       --------------
                                                                   70,084              117,373
Less: Current portion of long-term debt                             6,135                5,554
                                                          ---------------       --------------
                                                              $    63,949          $   111,819
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

         During the first quarter of 2000, the Company issued 67,210 additional units in this private offering, including warrants to purchase an additional 480,070 shares of common stock of the Company at $14.00 per share.

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

13. INCOME TAXES

         The components of cumulative deferred tax assets and liabilities were as follows:

                                                                                      December 31,
                                                                             -------------------------------
                                                                                1999                1998
                                                                             -------------------------------
Cumulative Amounts:
Deferred Tax Assets:
  Accrued Bonus/Deferred Compensation/other                                   $      507          $      324
  Amortization of Warrant Expense                                                  4,164               2,759
  Interest Accretion                                                               8,816               8,090
  Other                                                                              108                 113
  Bond Issuance Cost Amortization                                                    605                 408
  Net Operating Loss Carryforward                                                 59,704              43,179
                                                                         ---------------     ---------------
  Total Deferred Tax Assets                                                       73,904              54,873
                                                                         ---------------     ---------------

Deferred Tax Liabilities:
  Depreciation                                                                   (2,024)              (1,488)
                                                                         ---------------     ---------------
  Total Deferred Tax Liabilities                                                 (2,024)              (1,488)
                                                                         ---------------     ---------------
  Net Deferred Tax Asset before Valuation Allowance                               71,880              53,385
                                                                         ---------------     ---------------
  Valuation Allowance                                                            (71,880)            (53,385)
                                                                         ---------------     ---------------
  Net Deferred Tax Asset                                                      $       --          $       --
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


                                                            Year Ended                 Year Ended                Period Ended
                                                         December 31, 1999          December 31, 1998          December 31, 1997
                                                         -----------------          -----------------          -----------------
                                                                     Wtd Avg                    Wtd Avg                     Wtd Avg
                                                         Shares     Ex Price       Shares      Ex Price       Shares       Ex Price
                                                         ------     --------       ------      --------       ------       --------
    Outstanding at beginning of year                   1,475,250       7.79      1,259,400      $  7.34        821,100     $  5.40
    Granted                                            1,347,020       8.50        388,100        10.00        543,400       10.00
    Exercised                                                 --         --             --           --             --         --
    Forfeited                                           (100,180)      6.46        (10,500)        7.22         (2,200)       5.23
    Expired                                             (324,008)      8.78       (161,750)        9.60       (102,900)       5.91
                                                       ---------                 ---------                   ---------
    Outstanding at end of year                         2,398,082       7.82      1,475,250         7.79      1,259,400        7.34
                                                       =========                 =========                   =========
    Exercisable at end of year                           927,407       6.77        766,890         6.51        571,250        6.16
                                                       =========                 =========                   =========
    Weighted average fair value of options granted           N/A       7.82            N/A          7.79            N/A        7.34

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