Form 10-Q
period 2000-03-31
INTER ACT ELECTRONIC MARKETING INC
filed 2000-05-15
CIK 935086

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO    .

                       Commission File Number: 333-12091

                               ----------------

                     INTER.ACT ELECTRONIC MARKETING, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

           North Carolina                              56-1817510
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


                                                          28217
      5032 Parkway Plaza Blvd.                         (Zip Code)
      Charlotte, North Carolina
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (704) 329-6900

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 15, 2000, the number of shares outstanding of the registrant's Common Stock was 7,743,739. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 Part I--Financial Information

 Item 1. Financial Statements

         Consolidated Balance Sheets--March 31, 2000 (unaudited) and
          December 31, 1999.............................................      2

         Consolidated Statements of Income for the three-month periods ended March 31, 2000 (unaudited) and March 31, 1999
          (unaudited)...................................................      3

         Consolidated Statements of Cash Flows for the three-month
          periods ended March 31, 2000 (unaudited) and March 31, 1999
          (unaudited)...................................................      4

         Notes to Consolidated Financial Statements.....................      5

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................      8

 Part II--Other Information

 Item 1. Legal Proceedings..............................................     14

 Item 2. Changes in Securities and Use of Proceeds......................     14

 Item 3. Exhibits and Reports on Form 8-K...............................

 Signatures..............................................................  II-1

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                      INTER.ACT ELECTRONIC MARKETING, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                         March 31,  December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $   3,849   $   9,939
  Receivables, net....................................       2,219       1,715
  Other current assets................................       5,337       4,206
                                                         ---------   ---------
    Total current assets..............................      11,405      15,860
Property, plant and equipment, net....................      31,582      31,222
Bond issuance costs, net..............................          88          96
Patents, licenses and trademarks, net.................       7,572       7,812
Other noncurrent assets...............................         223         123
                                                         ---------   ---------
    Total assets......................................   $  50,870   $  55,113
                                                         =========   =========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable....................................       5,800       5,351
  Accrued expenses....................................       3,347       3,415
  Current portion of long-term debt...................       6,116       6,135
  Deferred revenue....................................         525         332
                                                         ---------   ---------
    Total current liabilities.........................      15,788      15,233
Long-term debt, net of discount and current portion...      67,123      63,949
Accrued dividends.....................................       6,514       4,071
                                                         ---------   ---------
    Total liabilities.................................      89,425      83,253
                                                         ---------   ---------
Common stock purchase warrants........................      11,367      11,367
                                                         ---------   ---------
14% Series B Senior Mandatorily Redeemable Convertible
 Preferred Stock, no par value, authorized 140,000
 shares; 139,575 shares issued and outstanding at
 March 31, 2000 and December 31, 1999.................      59,967      59,146
                                                         ---------   ---------
10% Series C Mandatorily Redeemable Convertible
 Preferred Stock, no par value, authorized 250,000
 shares; 147,330 and 70,120 shares issued and
 outstanding at March 31, 2000 and December 31, 1999,
 respectively.........................................      15,009       7,039
                                                         ---------   ---------
Commitments and contingencies

Stockholders' equity (deficit):
  10% Series A Mandatorily Convertible Preferred
   Stock, no par value, authorized 700,000 shares;
   498,868 shares issued and outstanding at March 31,
   2000 and December 31, 1999.........................      54,442      53,199
  Common stock, no par value, authorized 50,000,000
   shares; 7,743,739 shares issued and outstanding at
   March 31, 2000 and December 31, 1999...............      28,380      28,380
  Additional paid-in capital..........................      22,468      22,468
  Accumulated other comprehensive income..............         119          26
  Accumulated deficit.................................    (230,307)   (209,765)
                                                         ---------   ---------
    Total stockholders' equity (deficit)..............    (124,898)   (105,692)
                                                         ---------   ---------
    Total liabilities and stockholders' equity
     (deficit)........................................   $  50,870   $  55,113
                                                         =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      INTER.ACT ELECTRONIC MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Three Months Ended
                                                            --------------------
                                                            March 31,  March 31,
                                                              2000       1999
                                                            ---------  ---------
                                                                (Unaudited)
Gross sales................................................ $  1,588   $  4,053
  Less: Retailer reimbursements............................     (553)      (848)
                                                            --------   --------
    Net sales..............................................    1,035      3,205
                                                            --------   --------
Operating expenses:
  Direct costs.............................................    2,073      2,387
  Selling, general and administrative expenses.............    8,236      6,555
  Depreciation and amortization of intangible assets.......    3,079      2,160
                                                            --------   --------
    Total operating expenses...............................   13,388     11,102
                                                            --------   --------
Operating loss.............................................  (12,353)    (7,897)
                                                            --------   --------
Other income (expense):
  Interest income..........................................       21         75
  Interest expense.........................................   (3,454)    (5,553)
                                                            --------   --------
    Total other expense....................................   (3,433)    (5,478)
                                                            --------   --------
Loss before extraordinary item and income taxes............  (15,786)   (13,375)
Income taxes...............................................      --         --
    Net loss before extraordinary item.....................  (15,786)   (13,375)
Extraordinary item--gain on extinguishment of debt.........      --       1,728
                                                            --------   --------
    Net loss...............................................  (15,786)   (11,647)
Preferred stock dividends accrued..........................   (4,756)      (459)
                                                            --------   --------
Net loss attributable to common stock...................... $(20,542)  $(12,106)
                                                            ========   ========
Per share information:
Net loss per common share before extraordinary item:
  Basic and diluted........................................ $  (2.65)  $  (1.79)
  Extraordinary item--gain on extinguishment of debt.......      --         .22
                                                            --------   --------
Net loss per common share:
  Basic and diluted........................................ $  (2.65)  $  (1.57)
                                                            ========   ========
Common shares used in computing per share amounts:
  Basic and Diluted........................................    7,744      7,729
                                                            ========   ========


 The accompanying notes are an integral part of these consolidated statements.

                      INTER.ACT ELECTRONIC MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three Months Ended
                                                          --------------------
                                                          March 31,  March 31,
                                                            2000       1999
                                                          ---------  ---------
                                                              (Unaudited)
Cash flows from operating activities:
  Net loss............................................... $(15,786)  $(11,647)
  Items not affecting cash and cash equivalents:
   Depreciation and amortization of fixed and intangible
    assets...............................................    3,327      2,160
   Non-cash interest on discounted bonds.................    3,264      5,473
   Extraordinary gain on extinguishment of debt..........      --      (1,728)
   Other items, net......................................     (221)         3
  Changes in working capital:
   Receivables, net......................................     (504)      (545)
   Accounts payable and accrued expenses.................      381       (850)
   Other current assets..................................      304     (1,603)
   Deferred revenues.....................................      193        (36)
                                                          --------   --------
     Net cash used in operating activities...............   (9,042)    (8,773)
                                                          --------   --------
Cash flows from investing activities--Expenditures for
 property, plant and equipment...........................   (3,318)    (1,272)
                                                          --------   --------
Cash flows from financing activities:
  Long-term debt repayments..............................     (109)      (123)
  Long-term debt retirements.............................      --        (194)
  Proceeds from preferred stock issuance.................    6,286      9,565
                                                          --------   --------
  Net cash provided by financing activities..............    6,177      9,248
Foreign exchange effects on cash and cash equivalents....       93        (67)
                                                          --------   --------
Net decrease in cash and cash equivalents................   (6,090)      (864)
Cash and cash equivalents at beginning of period.........    9,939     14,166
                                                          --------   --------
Cash and cash equivalents at end of period............... $  3,849   $ 13,302
                                                          ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest.............................................. $    183   $      2
                                                          ========   ========
Supplemental disclosures of non-cash investing and
 financing activities:
  Dividends payable in preferred stock................... $  1,492   $    459
                                                          ========   ========
  Accrued dividends payable in cash...................... $  2,443   $    --
                                                          ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                     INTER.ACT ELECTRONIC MARKETING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Three Months Ended March 31, 2000 and March 31, 1999

1. Business Description

  Inter.Act Electronic Marketing, Inc. ("Inter.Act" or the "Company"), which changed its name from Inter.Act Systems, Incorporated effective July 1, 1999, believes it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter.Act e-Marketing NetworkSM ("IEMN"), currently comprises over 5,000 server-based terminals located inside the front entrance of more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.com. The Company's web site and its in-store ShopperPerks(TM) portals, are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives Inter.Act's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating Retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes is superior to the response rate of any other marketing or advertising medium in the industry.

  Certain factors could affect Inter.Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with manufacturers to promote brands on the IEMN and the uncertainty of market acceptance for the IEMN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations,
(vi) the Company's dependence on third parties such as those who manufacture IEMN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry and (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business.

  During the first quarter of 2000, the Company issued 77,210 shares of 10% Series C Mandatorily Convertible Preferred Stock for total proceeds of $7.7 million.

  From inception to March 31, 2000, the Company has incurred recurring losses and has experienced negative operating cash flow, and there is no assurance that the product the Company has developed will achieve widespread success in the marketplace. In addition to increasing its revenues, the Company intends to raise additional equity and/or debt capital to fund its ongoing expansion plans. There is no assurance that the Company will be fully successful in obtaining the required additional capital or continued equipment financing. In the event that the Company is only partially successful, the Company believes that existing cash and cash equivalents and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements into the second quarter of 2001.

2. Summary of Significant Accounting Policies

 Basis of Preparation

  The accompanying interim financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments, which consist

                     INTER.ACT ELECTRONIC MARKETING, INC.

of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

 Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

3. Net Income (Loss) Per Share

  The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128 net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts, assuming dilution ("diluted EPS"), were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. In all periods presented, the impact of convertible preferred stock, stock options and warrants was anti-dilutive, and basic and diluted EPS are the same.

4. Comprehensive Income

  Comprehensive income and its components are as follows:

                                                        Three Months Ended
                                                   March 31, 2000 March 31, 1999
                                                   -------------- --------------
                                                            (Unaudited)
                                                          (In thousands)
   Net Loss.......................................    $(15,786)      $(11,647)
                                                      ========       ========
   Other comprehensive income (loss)
     Translation adjustments......................          93            (14)
                                                      --------       --------
     Other comprehensive income (loss)............          93            (14)
                                                      --------       --------
   Comprehensive loss.............................    $(15,693)      $(11,661)
                                                      ========       ========

  The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of cumulative foreign currency translation adjustments as of the end of the periods.

                     INTER.ACT ELECTRONIC MARKETING, INC.

5. Segment Reporting

  The Company observes the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments: (i) North American and (ii) Europe. The following represents selected consolidated financial information for the Company's segments for the period ended March 31, 2000.

                                    For the Period Ended March 31, 2000
                              ------------------------------------------------
         Operating Data       North America Europe   Eliminations Consolidated
         --------------       ------------- -------  ------------ ------------
   Net sales.................   $    641    $   394    $   --       $  1,035
   Income (Loss) from
    operations...............    (10,281)    (2,072)       --        (12,353)
   Depreciation..............      1,934        906        --          2,840
   Capital Expenditures......        357      2,961        --          3,318
   Identifiable Assets.......     30,647     14,437     (1,786)       43,298
                                    For the Period Ended March 31, 1999
                              ------------------------------------------------
         Operating Data       North America Europe   Eliminations Consolidated
         --------------       ------------- -------  ------------ ------------
   Net sales.................   $    824    $ 2,381    $   --       $  3,205
   Income (Loss) from
    operations...............     (8,679)       782        --         (7,897)
   Depreciation..............      1,791        130        --          1,921
   Capital Expenditures......        402        870        --          1,272
   Identifiable Assets.......     46,811      6,999     (1,548)       52,262

6. Legal Proceedings

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

  In January 1998, Catalina Marketing International, Inc. ("Catalina International," a subsidiary of Catalina Marketing) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041. Catalina International seeks money damages as well as injunctive relief. The Company intends to defend against Catalina International's claims vigorously. This action has been consolidated with the litigation involving Catalina Marketing for purposes of discovery and trial.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis is qualified by reference to and should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this report. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

  The Company believes it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter.Act e-Marketing NetworkSM ("IEMN"), currently comprises over 5,000 server-based terminals located inside the front entrance of stores in more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.comSM The Company's web site and its in-store ShopperPerks(TM) portals, are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives Inter-Act's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating Retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes is superior to the response rate of any other marketing or advertising medium in the industry.

  During 1998 and to a limited extent in 1999, the Company recognized revenue as electronic discounts were redeemed at store cash registers. Manufacturers paid a fee to the Company for each redemption. The fee was composed of (i) a retailer processing fee, (ii) a redemption fee and (iii) the face value of the coupon. The Company, in turn, passed through both the retailer processing fee, which was included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company recorded as net sales the redemption fee and the retailer processing fee paid by the Manufacturers.

  Beginning in 1998 and through 1999, the Company also had arrangements with Manufacturers whereby the Company received a fixed payment over a fixed period, generally one year. In these cases, the Company recognized revenue on a ratable basis over the fixed period during which it is providing service or exclusivity to such Manufacturers, as well as the retailer processing fee paid by the Manufacturers.

  In 2000, the Company began receiving variable fees from Manufacturers for each product redeemed and fixed fees for project management of each promotion. The Company recognizes revenue as electronic discounts are redeemed at the store cash register and, for the project management fee, on a ratable basis over the fixed period over which it is providing services or exclusivity to such Manufacturers. The Company believes that more Manufacturers will agree to promote more products on the IEMN with this new pricing format, since the cost per product sold is expected to be lower, but there is no assurance that this will be the case.

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

  To date, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. The Company had an accumulated stockholders deficit of $124.9 million as of March 31, 2000 and has incurred cumulative losses of $230.3 million through March 31, 2000. The Company expects to incur substantial additional costs to install additional ShopperPerks portals in retail supermarket stores and to sponsor selected promotions to demonstrate the utility of the IEMN to consumers, Retailers and Manufacturers. The Company expects to incur net losses in the remainder of 2000 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, sustain such profitability.

 Three Months Ended March 31, 2000 Compared With Three Months Ended March 31,
1999

  The Company had an installed base of over 5,000 terminals in 2,448 stores as of March 31, 2000 as compared to 2,631 terminals in 1,777 stores as of March 31, 1999. (2000 store count includes 160 Grand Union stores that have been taken offline to implement a Retailer technology upgrade.) During the first quarter of 2000, the Company installed the IEMN in an additional division of A&P, A&P New Orleans, a chain located principally in Louisiana. The Company continued the fulfillment of its contract with Sainsbury's by installing the IEMN in 100 additional stores in the United Kingdom.

  Net sales during the three-month period ended March 31, 2000 decreased to $1.0 million from $3.2 million in the 1999 period, primarily as a result of lower deposits from trial activity in the first quarter 2000 compared to the first quarter 1999.

  Delays in the installations of the IEMN in 1999 contributed to the decrease in sales during the first quarter of 2000.

  Operating loss for the three-month period ended March 31, 2000 was $12.4 million versus $7.9 million in the 1999 comparable period. The decrease in operating results for the quarter resulted from decreased revenue of $2.2 million and higher selling, general and administrative costs of $1.7 million and higher depreciation and amortization expenses of $919,000 partially offset by decreased direct costs of $314,000. Selling, general, and administrative expenses increased primarily due to severance and relocation costs of $202,000 relating to the headquarters move from Connecticut to Charlotte, increased company sponsored promotions of $426,000, and increased advertisement expenditures of $566,000. These expenses were partially offset by a reduction in salaries of $332,000 due to lower headcount and a reduction in legal fees of $294,000. Depreciation and telecommunication charges increased by $919,000 and $126,000 respectively, reflecting the addition of approximately 2,405 terminals installed in 671 additional stores from March 31, 1999 to March 31, 2000.

  Net loss for the three-month period ended March 31, 2000 increased by approximately $4.2 million from $11.6 million to $15.8 million primarily due to higher operating losses of $4.5 million in the 2000 period, partially offset by lower interest expense of $2.1 million due to the Exchange Offer (See "Liquidity and Capital Resources") and augmented by an extraordinary gain on the repurchase of debt of $1.7 million in the 1999 period. Interest expense of $3.5 million represents primarily non-cash interest expense on the issuance of $69.7 million of 14% Senior Discount Notes on August 2, 1996 (See "Liquidity and Capital Resources"). Interest income of $21,000 for the first three months of 2000 reflects a decreased average cash balance during the first three months of 2000 versus the comparable period in 1999.

 Liquidity and Capital Resources

  At March 31, 2000, the Company had net working capital of $(4.4) million, compared to working capital of $627,000 at December 31, 1999. Total cash and cash equivalents at March 31, 2000 and December 31, 1999 was $3.8 million and $9.9 million, respectively. At March 31, 2000 long-term debt was $73.6 million compared to $68.0 million at December 31, 1999. The long-term debt consists of PIK Notes, accrued interest, accrued dividends, and capital leases.

  Cash used in operating activities during the period ended March 31, 2000 was $9.0 million, as compared to $8.8 million at March 31, 1999. Cash has been used primarily for the development of the Company's IEMN technology, test marketing and deploying the product and compensation of personnel.

  Cash used in investing activities during the period ended March 31, 2000, was $3.3 million, reflecting disbursements for net capital expenditures. Such net capital expenditures were primarily for IEMN equipment and components, fixtures, furniture and equipment for expansion in Europe, and other equipment. For the period ended March 31, 1999, cash used in investing activities was $1.3 million primarily reflecting disbursements for net capital expenditures.

  Net cash provided by financing activities during the period ended March 31, 2000 and 1999 was $6.2 million and $9.2 million, respectively, resulting primarily from the net proceeds from private offerings of preferred stock.

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

  From inception through March 31, 2000, the Company's shareholders have contributed approximately $173.0 million of equity to the Company through private offerings of common stock, the conversion of approximately $2.0 million in stockholder debt to common stock and private offerings of preferred stock.

  The private offerings of common stock and conversion of stockholder indebtedness occurred primarily from inception through 1996. During the year ended December 31, 1997, the Company issued an aggregate of 60,000 shares of common stock in exchange for intellectual property and services. No common stock was issued during the year ended December 31, 1998. The Company issued approximately 15,000 shares of common stock in exchange for services during the year ended December 31, 1999.

  In 1996, the Company consummated a private offering of debt securities (the "Private Placement") for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Discount Notes") and warrants (the "Discount Note Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. As required by the Warrant Purchase Agreement, the Discount Note Warrants were adjusted effective September 30, 1997 to entitle the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share because the Company had not completed a qualifying initial public offering. Accordingly, the Company recorded additional common stock purchase warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997, the Company exchanged for the outstanding Discount Notes issued in the Private Placement new and identical Discount Notes that were registered under the Securities Act of 1933, as amended. As discussed below, the first interest payment on the Discount Notes in the amount of $8.7 million was scheduled to be paid in February 2000.

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

  In December 1999, the Company completed an exchange offer (the "Exchange Offer") of 14% Senior Pay-in-Kind Notes Due 2003 of Inter.Act Operating Co., Inc., a wholly owned subsidiary of the Company (the "PIK Notes"), 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock of the Company (the "Series B Preferred Stock") and common stock purchase warrants (the "Exchange Offer Warrants") for its outstanding Discount Notes. In the Exchange Offer, each holder of $1,000 principal amount of Discount Notes received $500 principal amount of PIK Notes, one share of Series B Preferred Stock having an initial liquidation preference of $500 and one Exchange Offer Warrant to purchase 17.96 shares of common stock for an exercise price of $.01. Because 100% of the outstanding Discount Notes (other than those held by the Company) were tendered in the Exchange Offer, the issuer of the PIK Notes, Inter.Act Operating Co., Inc., merged with and into its parent, the Company, on December 30, 1999. Consequently, the PIK Notes are direct obligations of the Company.

  The PIK Notes mature on August 1, 2003 and accrue interest at a rate of 14% per annum from and after August 1, 1999, payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Company may, at its option, elect not to make interest payments in cash prior to the date that is 18 months following the earlier of an initial public offering of the Company's common stock or a Change in Control (as defined in the Indenture governing the PIK Notes). To the extent that the Company does not pay interest in cash, the interest accrued on the PIK Notes will be paid by the issuance of additional promissory notes, which will have substantially the same terms, including date of maturity and interest rate, as the PIK Notes. On February 1, 2000 the Company issued additional PIK Notes in the aggregate principal amount of $4 million. As payment of the interest accrued on the PIK Notes.

  As a result of the Exchange Offer, the Company's long-term debt was reduced by one half and cash interest payments were rescheduled to 2003.

  In May 1998 the Company issued, in connection with the acquisition of certain intellectual property, a note payable. This note, which was amended in June 1999, bears interest currently at 10.0% per year on the $5.7 million principal balance and is payable on June 1, 2000. If, prior to the maturity of this note, the Company completes a qualifying initial public offering of Common Stock or consummates a change of control, the then-outstanding principal balance and accrued interest would be convertible into shares of the Company's common stock at a conversion price of $8.50 per share, which management believes represents the fair value of the Company's Common Stock at the time of the June 1999 amendment. The Company does not expect to complete a qualifying initial public offering or consummate a change of control prior to June 1, 2000 and expects to negotiate an extension of the payment date with the holder. This note is reflected as a current liability in the Company's consolidated balance sheet as of March 31, 2000.

  The Company's first private offering of preferred stock began in July 1998 when the Board of Directors authorized the sale of up to $40 million of 10% Series A Mandatorily Convertible Preferred Stock (the "Series A Preferred Stock"), first to the Company's shareholders and then to other investors at a price of $100 per share. The Series A Preferred Stock originally offered was convertible into common stock at a conversion rate of $10.00 per share of common stock. In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Series A Preferred Stock and the Board increased the aggregate offering of Series A Preferred Stock to $70 million. Such changes consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of common stock into which each share of Series A Preferred Stock is convertible, (ii) an increase in the number of votes per share of Series A Preferred Stock from 10 to the number of shares of common stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Series A Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Series A Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Series A Preferred Stock issued prior to the effective date of the changes and all additional shares of Series A Preferred Stock issued in the private offering. The offering of Series A Preferred Stock was closed in 1999. As of December 31, 1999, the Company had issued and sold 498,868 shares of Series A Preferred Stock at a price of $100 per share for total proceeds of approximately $49.9 million, all of which were received in cash with the exception of $100,000. All such shares continue to be outstanding as of March 31, 2000. Accrued dividends, payable in Series A Preferred Stock, were $5.3 million as of March 31, 2000.

  In December 1999, the Company issued to tendering holders of the Company's Discount Notes in the Exchange Offer described above 139,575 shares of 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), all of which were issued and outstanding as of March 31, 2000. The shares of Series B Preferred Stock have a liquidation preference of $500.00 per share and rank senior, as to dividends and liquidation preference, to all other classes of the Company's capital stock. Dividends on the Series B Preferred Stock accrue from August 1, 1999, at the rate of 14% per annum of the liquidation preference (determined as of the respective dividend payment date) per share, payable semi-annually on the first day of February and August of each year, commencing on February 1, 2000, and are cumulative to the extent unpaid. Accrued dividends on the Series B Preferred Stock were $6.5 million as of March 31, 2000.

  In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately 7.14 shares of the Company's common stock at a price of $14.00 per share. As of March 31, 2000, 147,330 units had been issued and sold for total proceeds of approximately $14.7 million, all of which were received in cash. The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. Accrued dividends, payable in Series C Preferred Stock, were $276,000 as of March 31, 2000.

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

  If the Company is unsuccessful in raising the required additional capital or equipment or other debt financing, the Company would be unable to continue its planned IEMN installations, expand either the number and dollar amount of Manufacturer commitments, respond to competitive pressures, or continue its business operations as presently conducted, any of which could have a material adverse effect on the Company's results of operations and financial condition. In the event that the Company is only partially successful, however, the Company believes that existing cash and cash equivalents and reduced or delayed operating and capital expenditures will be sufficient to meet the Company's operating requirements only until the second quarter of 2001.

 Cautionary Statement for Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

  The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as believes, expects, may, will, should, or anticipates or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forwarding-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect expected results. The Company wishes to caution the reader that factors, such as those listed below, in some cases have affected and could affect the Company's actual results, causing actual results to differ materially from those in any forward-looking statement. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with consumer product manufacturers to promote brands on the IEMN (as defined herein) and the uncertainty of market acceptance for the IEMN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company may experience, (v) risks related to the Company's leverage and debt service obligations, (vi) risks inherent in the necessity for the Company to raise additional equity or debt financing to fund continuing losses, (vii) the Company's dependence on third parties, (viii) the intensely competitive nature of the consumer product and promotional industry,
(ix) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (x) risks relating to the relocation of the Company's corporate offices, including potential costs involved in the relocation as well as the need for new employees to develop the skills necessary to develop the Company's business and (xi) the possible inability of new management to perform their respective roles. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" of the Company's Annual Report on Form 10K/A for the year ended December 31, 1999 for a more specific description of these risks.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

  The Company is involved in litigation with Catalina Marketing Corporation and its subsidiary, Catalina Marketing International, Inc., involving alleged patent infringement. See Note 6, Legal Proceedings, of Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

  In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately 7.14 shares of the Company's common stock a price of $14.00 per share. The shares were offered and sold in reliance on exemptions from registration of such shares contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act because the offers and sales of such shares were limited to the Company's existing shareholders and others who were "Accredited Investors" and up to 35 of the Company's existing shareholders who were "qualified investors". As of March 31, 2000, 147,330 units had been issued and sold for total proceeds of $14.7 million, all of which were received in cash. The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. Accrued dividends, payable in Series C Preferred Stock, were approximately $276,000 as of March 31, 2000.

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

                                          Inter.Act Electronic Marketing, Inc.

                                                          Date
                                                          ----

By   /s/  Stephen R. Leeolou
  ----------------------------------                  May 15, 2000
          Stephen R. Leeolou
  Chairman & Chief Executive Officer

By   /s/  Thomas J. McGoldrick
  ----------------------------------                  May 15, 2000
         Thomas J. McGoldrick
      Executive Vice President &
        Chief Financial Officer

Item 3. Exhibits and Reports on Form 8-K

  Exhibit
    No.                                 Description
  -------                               -----------
  *3(a)(1) Restated Articles of Incorporation of the Company, effective
           September 10, 1999, filed as Exhibit 3(a) to the Company's Quarterly
           Report on Form 10-Q for the period ended September 30, 1999.

  *3(a)(2) Articles of Amendment of the Company, dated December 22, 1999 and effective December 22, 1999, filed as Exhibit 3(a)(2) on the Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.

  *3(a)(3) Articles of Merger of Inter.Act Operating Co., Inc. into the
           Company, dated December 29, 1999 and effective December 30, 1999, filed as Exhibit 3(a)(3) on the Company's Annual Report on Form 10-
           K/A for the fiscal year ended December 31, 1999.

  *3(b) Amended and Restated Bylaws of the Company, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1998.

  *4(a)(1) Specimen Certificate of the Company's Common Stock, filed as Exhibit
           4(a) to the Company's Registration Statement on Form S-4 (No. 333-
           12091).

  *4(a)(2) Specimen Certificate of the Company's 10% Series A Mandatorily
           Convertible Preferred Stock, filed as Exhibit 4(a)(2) to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1998.

  *4(a)(3) Specimen Certificate of the Company's 14% Series B Senior
           Mandatorily Convertible Preferred Stock, filed as Exhibit 4(a)(3) on the Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.

  *4(a)(4) Specimen Certificate of the Company's 10% Series C Mandatorily
           Convertible Preferred Stock, filed as Exhibit 4(a)(4) on the
           Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.

  *4(b) Indenture dated as of December 15, 1999 between the Company and State Street Bank and Trust Company, as trustee, relating to $70,000,000 in principal amount of Senior-Paid-In-Kind Notes due
           2003, filed as Exhibit 4(b) on the Company's Annual Report on Form
           10-K/A for the fiscal year ended December 31, 1999.

  *4(b)(1) First Supplemental Indenture dated as of December 30, 1999 to
           Indenture dated as of December 15, 1999, between the Company and State Street Bank and Trust Company, as trustee, relating to $70,000,000 in principal amount of Senior-Paid-in-Kind Notes due
           2003, filed as Exhibit 4(b)(1) on the Company's Annual Report on
           Form 10-K/A for the fiscal year ended December 31, 1999.

  27       Financial Data Schedule.

--------
* Incorporated by reference to the statement or report indicated.

Exhibit No.                        Description
-----------                        -----------

*1O(a)(5)   Subscription Agreement dated October 1995, between the Company and
            Vanguard Cellular Systems, Inc., filed as Exhibit 10(f) to the
            Company's Registration Statement on Form S-4 (No. 333-12091).

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

*10(a)(8)   Amended and Restated Common Stock Purchase Warrant granted to Vanguard Cellular Operating Corp, filed as Exhibit 10(k) to the
            Company's Registration Statement on Form S-4 (No. 333-12091).

*10(a)(9)   Warrant Agreement dated August 1, 1996, between the Company and
            Fleet National Bank, as Warrant Agent, filed as Exhibit 10(1) to the
            Company's Registration Statement on Form S-4 (No. 333-12091).

*10(a)(10)  Voting Agreement among the Company, Vanguard Cellular Operating
            Corp. and certain shareholders dated as of November 1, 1996, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

*10(a)(11)  Amendment No. 1 to Voting Agreement among the Company, Vanguard
            Cellular Operating, Corp. and certain shareholders, dated September 30, 1998, filed as Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*10(a)(12)  Form of Rights Offering Subscription Agreement for the Company's 10%
            Series A Mandatorily Convertible Preferred Stock filed as Exhibit 10(a)(12) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*10(a)(13)  Warrant Agreement, dated as of December 15, 1999, between the
            Company and American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 10(a)(13) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(a)(14)  Exchange and Registration Rights Agreement, dated as of December 15,
            1999, between Inter.Act Operating Co., Inc, and certain noteholders filed as Exhibit 10(a)(14) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(a)(15)  Registration Rights Agreement, dated as of December 15, 1999, between the Company and the holders of the Company's 14% Series B Senior Mandatorily Convertible Preferred Stock filed as Exhibit 10(a)(15) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(a)(16)  Stockholders Agreement, dated as of December 15, 1999, between the
            Company and certain stockholders filed as Exhibit 10(a)(16) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(a)(17)  Form of Subscription Agreement for the Company's 10% Series C
            Mandatorily Convertible Preferred Stock and Common Stock Warrants filed as Exhibit 10(a)(17) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(a)(18)  Form of Common Stock Warrant filed as Exhibit 10(a)(18) to the
            Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(b)(1)   Company's 1994 Stock Compensation Plan, filed as Exhibit 10(i) to the Company's Registration Statement on Form S-4 (No. 333-12091).

Exhibit No.                        Description
-----------                        -----------

*10(b)(2)   Form of Incentive Stock Option Agreement under the 1994 Stock
            Compensation Plan, filed as Exhibit 10(k) to the Company's
            Registration Statement on Form S-4 (No. 333-1209 1).

*10(b)(3)   Company's 1996 Nonqualified Stock Option Plan, filed as Exhibit
            10(g) to the Company's Registration Statement on Form S-4 (No.
            333-12091).

*10(b)(4)   Form of Nonqualified Stock Option Agreement under the 1996
            Nonqualified Stock Option Plan, filed as Exhibit 10(h) to the
            Company's Registration Statement on Form S-4 (No. 333-12091).

*10(b)(5)   Company's 1997 Long-Term Incentive Plan, as amended, filed as
            Exhibit 10(b)(5) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

*10(b)(6)   Form of Incentive Stock Option Agreement to the 1997 Long-Term
            Incentive Plan, filed as Exhibit 10(aa) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997.

*10(b)(7)   Form of Nonqualified Stock Option Agreement to the 1997 Long-Term
            Incentive Plan filed as Exhibit 10(bb) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997.

*10(b)(8)   Key Employee Severance Plan, filed as Exhibit 10(b)(8) to the
            Company's Quarterly Report on Form 10-Q for the period ended June
            30, 1999.

*10(b)(9)   Form of Severance Agreement for Key Employees, filed as Exhibit
            10(b)(9) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

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

*10(c)(8)   Assignment dated as of July 23, 1996 from Network Licensing, Inc, to the Company, filed as Exhibit 10(x) to the Company's Registration
            Statement on Form S-4 (No. 333-12091).

*10(c)(9)   Patent License Agreement dated August 20, 1997, between the Company and Coupco, Inc, filed as Exhibit 10(cc) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31 , 1997
            (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibit No.                         Description
-----------                         -----------

*l0(c)(10)  Patent Purchase Agreement dated May 22, 1998, between the Company,
            Credit Verification Corporation and David W. Deaton, filed as
            Exhibit 10(hh) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

*10(c)(11)  Letter Agreement dated October 2, 1998 between Leona R. Singer,
            Trustee under the Gerald And Leona R. Singer Family Trust, Arthur J. Murphy and the Company, filed as Exhibit l0(c)(11) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*10(d)(1)   Letter Agreement dated March 17, 1997 between the Company and Thomas
            A. Manna, filed as Exhibit 10(ee) to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1997.

*l0(d)(2)   Severance and Release Agreement dated January 23, 1999 between the
            Company and Thomas A. Manna, filed as Exhibit 10(d)(2) to the
            Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998.

*10(d)(3)   Form of Employment, Noncompetition and Nondisclosure Agreement,
            filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*10(d)(4)   Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou, filed as Exhibit 10(d)(4) to the Company's Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 1999.

*10(d)(5)   Incentive Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou, filed as Exhibit 10(d)(5) to the Company's Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 1999.

*10(d)(6)   Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou filed as Exhibit 10(d)(6) to the Company's Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 1999.

*10(d)(7)   Employment Agreement dated November 2, 1999 between the Company and
            Stephen R. Leeolou filed as Exhibit 10(d)(7) to the Company's Annual
            Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(d)(8)   Nonqualified Stock Option Agreement dated November 2, 1999 between the Company and Stephen R. Leeolou filed as Exhibit 10(d)(8) to the Company's Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 1999.

*10(e)(1)   Global Master Agreement effective January 26, 2000 between the
            Company and NCR Corporation filed as Exhibit 10(e)(1) to the Company's Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 1999.

*10(e)(2)   Addendum to Master Agreement dated January 26, 2000 between the
            Company and NCR Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) filed as
            Exhibit 10(e)(2) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*21 List of Subsidiaries of the Company, filed as Exhibit 21 on the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

27          Financial Data Schedule.

--------------
* Incorporated by reference to the statement or report indicated.