Form 10-Q
period 2000-06-30
INTER ACT ELECTRONIC MARKETING INC
filed 2000-08-15
CIK 935086

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO   .

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

                      6836 Morrison Boulevard, Suite #200
                           Charlotte, North Carolina
                   (Address of principal executive offices)

                                     28211
                                  (Zip Code)

      Registrant's telephone number, including area code: (704) 770-2100

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 14, 2000, the number of shares outstanding of the registrant's Common Stock was 7,743,739. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
Part I--Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets--June 30, 2000 (unaudited) and
         December 31, 1999................................................   3
         Consolidated Statements of Operations for the three-month and
         six-month periods ended June 30, 2000 and 1999 (unaudited).......   4
         Consolidated Statements of Cash Flows for the six-month periods
         ended June 30, 2000 and 1999 (unaudited).........................   5
         Notes to Consolidated Financial Statements.......................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   9

Part II--Other Information

Item 1.  Legal Proceedings................................................  17

Item 2.  Changes in Securities and Use of Proceeds........................  17

Item 3.  Exhibits and Reports on Form 8-K

Signatures................................................................  20

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                      INTER.ACT ELECTRONIC MARKETING, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $   1,664   $   9,939
  Receivables, net....................................       1,725       1,715
  Other current assets................................       3,899       4,206
                                                         ---------   ---------
    Total current assets..............................       7,288      15,860
Property, plant and equipment, net....................      31,097      31,222
Bond issuance costs, net..............................          80          96
Patents, licenses and trademarks, net.................       7,333       7,812
Other noncurrent assets...............................         107         123
                                                         ---------   ---------
    Total assets......................................   $  45,905   $  55,113
                                                         =========   =========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable....................................   $   4,885   $   5,351
  Accrued expenses....................................       3,693       3,415
  Current portion of debt.............................      10,775       6,135
  Deferred revenue....................................         629         332
                                                         ---------   ---------
    Total current liabilities.........................      19,982      15,233
Long-term debt, net of discount and current portion...      70,924      63,949
Accrued dividends.....................................       8,956       4,071
                                                         ---------   ---------
    Total liabilities.................................      99,862      83,253
                                                         ---------   ---------
Common stock purchase warrants........................      11,367      11,367
                                                         ---------   ---------
14% Series B Senior Mandatorily Redeemable Convertible
 Preferred Stock, no par value, authorized 140,000
 shares; 139,575 shares issued and outstanding at June
 30, 2000 and December 31, 1999.......................      60,800      59,146
                                                         ---------   ---------
10% Series C Mandatorily Redeemable Convertible
 Preferred Stock, no par value, authorized 250,000
 shares; 148,860 and 70,120 shares issued and
 outstanding at June 30, 2000 and December 31, 1999,
 respectively.........................................      15,529       7,039
                                                         ---------   ---------
Commitments and contingencies
Stockholders' equity (deficit):
  10% Series A Mandatorily Convertible Preferred
   Stock, no par value, authorized 700,000 shares;
   498,868 shares issued and outstanding at June 30,
   2000 and December 31, 1999.........................      55,686      53,199
  Common stock, no par value, authorized 50,000,000
   shares; 7,743,739 shares issued and outstanding at
   June 30, 2000 and December 31, 1999................      28,380      28,380
  Additional paid-in capital..........................      22,468      22,468
  Accumulated other comprehensive income..............         516          26
  Accumulated deficit.................................    (248,703)   (209,765)
                                                         ---------   ---------
    Total stockholders' equity (deficit)..............    (141,653)   (105,692)
                                                         ---------   ---------
    Total liabilities and stockholders' equity
     (deficit)........................................   $  45,905   $  55,113
                                                         =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      INTER.ACT ELECTRONIC MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                           Three Months
                                               Ended         Six Months Ended
                                         ------------------  ------------------
                                         June 30,  June 30,  June 30,  June 30
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
                                            (Unaudited)         (Unaudited)
Gross sales............................  $  2,414  $  1,126  $  4,002  $  5,179
  Less: Retailer reimbursements........      (482)     (452)   (1,035)   (1,300)
                                         --------  --------  --------  --------
    Net sales..........................     1,932       674     2,967     3,879
                                         --------  --------  --------  --------
Operating expenses:
  Direct costs.........................     1,683     2,501     3,756     4,888
  Selling, general and administrative
   expenses............................     6,610     7,269    14,846    13,824
  Depreciation and amortization of
   intangible assets...................     3,385     2,239     6,464     4,399
                                         --------  --------  --------  --------
    Total operating expenses...........    11,678    12,009    25,066    23,111
                                         --------  --------  --------  --------
Operating loss.........................    (9,746)  (11,335)  (22,099)  (19,232)
                                         --------  --------  --------  --------
Other income (expense):
  Interest income......................        24        43        45       118
  Interest expense.....................    (3,788)   (5,910)   (7,242)  (11,463)
                                         --------  --------  --------  --------
    Total other expense................    (3,764)   (5,867)   (7,197)  (11,345)
                                         --------  --------  --------  --------
Loss before extraordinary item and
 income taxes..........................   (13,510)  (17,202)  (29,296)  (30,577)
Income taxes...........................       --        --        --        --
                                         --------  --------  --------  --------
    Net loss before extraordinary
     item..............................   (13,510)  (17,202)  (29,296)  (30,577)
Extraordinary item--gain on
 extinguishment of debt................       --        --        --      1,728
                                         --------  --------  --------  --------
    Net loss...........................   (13,510)  (17,202)  (29,296)  (28,849)
Preferred stock dividends accrued......    (4,885)     (742)   (9,641)   (1,201)
                                         --------  --------  --------  --------
Net loss attributable to common stock..  $(18,395) $(17,944) $(38,937) $(30,050)
                                         ========  ========  ========  ========
Per share information:
Net loss per common share before
 extraordinary item:
  Basic and diluted....................  $  (2.38) $  (2.32) $  (5.03) $  (4.11)
  Extraordinary item--gain on
   extinguishment of debt..............       --        --        --        .22
                                         --------  --------  --------  --------
Net loss per common share:
  Basic and diluted....................  $  (2.38) $  (2.32) $  (5.03) $  (3.89)
                                         ========  ========  ========  ========
Common shares used in computing per
 share amounts:
  Basic and Diluted....................     7,744     7,729     7,744     7,729
                                         ========  ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                      INTER.ACT ELECTRONIC MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Six Months Ended
                                                           ------------------
                                                           June 30,  June 30,
                                                             2000      1999
                                                           --------  --------
                                                              (Unaudited)
Cash flows from operating activities:
  Net loss................................................ $(29,296) $(28,849)
  Items not affecting cash and cash equivalents:
    Depreciation and amortization of fixed and intangible
     assets...............................................    6,464     4,399
    Non-cash interest on discounted bonds.................    6,823    11,264
    Extraordinary gain on extinguishment of debt..........      --     (1,728)
    Other items, net......................................       28       --
  Changes in working capital:
    Receivables, net......................................      (10)    1,428
    Accounts payable and accrued expenses.................     (188)      134
    Other current assets..................................      824      (381)
    Deferred revenues.....................................      297    (1,300)
                                                           --------  --------
      Net cash used in operating activities...............  (15,058)  (15,033)
                                                           --------  --------
Cash flows from investing activities:
  Expenditures for property, plant and equipment..........   (6,345)   (2,149)
  Proceeds from disposal of assets........................      --          2
                                                           --------  --------
      Net cash used in investing activities...............   (6,345)   (2,147)
Cash flows from financing activities:
  Debt repayments.........................................     (196)      (23)
  Long-term debt retirements..............................      --       (194)
  Proceeds from preferred stock issuance..................    7,846    27,196
  Proceeds from lease financing...........................      488       --
  Proceeds from loan issuance.............................    4,500       --
                                                           --------  --------
      Net cash provided by financing activities...........   12,638    26,979
                                                           --------  --------
Foreign exchange effects on cash and cash equivalents.....      490         6
                                                           --------  --------
Net (decrease) increase in cash and cash equivalents......   (8,275)    9,805
Cash and cash equivalents at beginning of period..........    9,939    14,166
                                                           --------  --------
Cash and cash equivalents at end of period................ $  1,664  $ 23,971
                                                           --------  --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.............................................. $    367  $    188
                                                           ========  ========
Supplemental disclosures of non-cash investing and
 financing activities:
  Dividends payable in preferred stock.................... $  4,756  $  1,201
                                                           ========  ========
  Accrued dividends payable in cash....................... $  4,885  $    --
                                                           ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                     INTER.ACT ELECTRONIC MARKETING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Six Months Ended June 30, 2000 and June 30, 1999

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

  From inception to June 30, 2000, the Company has incurred recurring losses and has experienced negative operating cash flow. Revenues from the Company's United States operations have not met projections and, although the Company raised $7.8 million through the sale and issuance of 78,460 shares of 10% Series C Mandatorily Convertible Preferred Stock during the first six months of 2000, the Company has been recently unsuccessful in securing sufficient additional debt or equity financing at appropriate costs necessary to maintain the its current level of operations. Following strategic discussions with a number of third parties, the Company has recently announced its intentions to sell all or substantially all of the assets in its U.S. operating business, including the sale or licensing of certain patents and other intellectual property and has reduced its work force in the United States. . The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations. See further discussion in Management's Discussion and Analysis.

  The expected one-time cash infusion from the sale of the assets and/or revenue from the licensing of its intellectual property is expected to be used to reduce trade liabilities to pay off certain short-term debt, , to pay for operating expenses in the U.S. and/or to expand its European operations, depending on the level of cash proceeds received. The Company must, however, raise additional equity and/or debt capital in the third quarter of 2000 pending the closing of any such sale or licensing in order to continue its operations through the end of the year. The Company has received standby senior debt commitments from certain existing shareholders of more than $4 million, which it delivers will be sufficient to finance ongoing operations until consummation of the U.S. asset sale or licensing. The funding of these commitments is subject to certain conditions being met. There is no assurance that the Company will be successful in closing all the standby loan commitments or that the asset sale or licensing will raise sufficient capital to meet the Company's cash requirements through the end of the year.

  Even if the cash proceeds from the sale and/or licensing of the Company's United States assets are sufficient and the Company is successful in closing the standby loan commitments, certain factors could affect Inter.Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with consumer product manufacturers to promote brands on the IEMN and the uncertainty of market acceptance for the IEMN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company may experience, (v) risks related to the Company's leverage and debt service obligations, (vi) risks inherent in the necessity for the

Company to raise additional equity or debt financing to fund continuing losses, (vii) the Company's dependence on third parties, (viii) the intensely competitive nature of the consumer product and promotional industry, (ix) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, (x) risks related to managing the overseas operations from the United States and (xi) the possible inability of new management to perform their respective roles.

2. Summary of Significant Accounting Policies

 Basis of Preparation

  The accompanying interim financial statements as of June 30, 2000 and for the six-month periods ended June 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

 Derivative Instruments and Hedging Activities

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not presently make use of derivative instruments.

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

4. Comprehensive Income

  Comprehensive income and its components are as follows:

                                                            Six Months Ended
                                                            ------------------
                                                            June 30,  June 30,
                                                              2000      1999
                                                            --------  --------
                                                               (Unaudited)
                                                             (In thousands)
   Net Loss................................................ $(29,296) $(28,849)
   Other comprehensive income (loss)
     Translation adjustments...............................      490         6
                                                            --------  --------
     Other comprehensive income (loss).....................      490         6
                                                            --------  --------
   Comprehensive loss...................................... $(28,806) $(28,843)
                                                            ========  ========

  The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of cumulative foreign currency translation adjustments as of the end of the periods.

5. Segment Reporting

  The Company observes the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments: (i) North American and (ii) Europe. The following represents selected consolidated financial information for the Company's segments for the period ended June 30, 2000.

                                     For the Period Ended June 30, 2000
                               -----------------------------------------------
       Operating Data          North America Europe  Eliminations Consolidated
       --------------          ------------- ------  ------------ ------------
   Net sales..................        947     2,020     $  --         2,967
   Income (Loss) from
    operations................    (18,765)   (3,334)       --       (22,099)
   Depreciation...............      3,912     2,072        --         5,984
   Capital Expenditures.......      1,348     4,997        --         6,345
   Identifiable Assets........     25,335    14,902     (1,665)      38,572
                                     For the Period Ended June 30, 1999
                               -----------------------------------------------
       Operating Data          North America Europe  Eliminations Consolidated
       --------------          ------------- ------  ------------ ------------
   Net sales..................      1,307     2,572     $  --         3,879
   Income (Loss) from
    operations................    (18,937)     (295)       --       (19,232)
   Depreciation...............      3,633       286        --         3,919
   Capital Expenditures.......      1,266       883        --         2,149
   Identifiable Assets........     55,899     4,762     (1,506)      59,155

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

  On May 27, 1998, the Company filed a suit against Catalina Marketing alleging that Catalina Marketing has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469;
and 5,638,457 (collectively, the "Deaton Patents"), which the Company acquired in 1998. The Company is seeking monetary damages (including costs and expenses). This action has been brought in the United States District Court in the District of Connecticut. Catalina Marketing has also challenged some of the claims of seven of the Deaton Patents by provoking interference proceedings in the U.S. Patent and Trademark Office ("Patent Office"). However, two of the Deaton Patents have been removed from the interference proceedings as a result of a Patent Office decision. In addition, a pending Deaton patent application owned by the Company has been brought into the interference proceedings at the request of the Company as a result of another ZPatent Office decision. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceedings and in the new lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis is qualified by reference to and should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this report. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

  The Company believes that it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter.Act e-Marketing NetworkSM ("IEMN"), presently consists of over 4,900 server-based terminals located inside the front entrance of stores in more than 20 retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.comSM. The Company's web site and its in-store ShopperPerksTM portals, are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives Inter-Act's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating Retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes is superior to the response rate of any other marketing or advertising medium in the industry.

 Strategic Redirection

  From inception to June 30, 2000, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The vest majority of losses has been generated by its operations in the United States. The Company's business in Europe is for less capital intensive and, in managements belief, will generate positive operating income much sooner than that from the United States operations. Following strategic discussions with a number of third parties, the Company has recently announced its intentions to sell all or substantial all of the assets in its United States operations business, including the sale or licensing of certain patents and other intellectual property, and has reduced its workforce in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations.

 Revenues

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

  Promotions by manufacturers, and thus revenues, have not met projections thus far. Net revenues during the six-month period ended June 30, 2000 decreased to $3.0 million from $3.9 million in the 1999 period, primarily as a result of lower deposits from trial activity. Of the six-month revenues in 2000, $947,000 are attributable from operations in United States and $2.0 million are attributable to operations in Europe.

 Expenses

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

 Consolidated Cash Flow for Six Months Ended June 30, 2000

  At June 30, 2000, the Company had net working capital of $(12.7) million, compared to working capital of $627,000 at December 31, 1999. Total cash and cash equivalents at June 30, 2000 and December 31, 1999 was $1.7 million and $9.9 million, respectively. At June 30, 2000 long-term debt was $80.0 million compared to $68.0 million at December 31, 1999. The long-term debt consists of PIK Notes (see "Liquidity and Capital Resources"), accrued interest, accrued dividends, and capital leases. The increase in long-term debt was primarily attributable to accrued interest on the PIK Notes.

  Cash used in operating activities during the period ended June 30, 2000 was $15.1 million, as compared to $15.0 million at June 30, 1999. Cash has been used primarily for the development of the Company's IEMN technology, test marketing and deploying the product and compensation of personnel. Cash used in operating activities during the period ended June 30, 2000 for the U.S. and European operations were $(14.1) million and $(984,000), respectively.

  Cash used in investing activities during the period ended June 30, 2000, was $6.3 million, reflecting disbursements for net capital expenditures. Such net capital expenditures were primarily for IEMN equipment and components, fixtures, furniture and equipment for expansion in Europe, and other equipment. Cash used in investing activities during the 2000 period for the U.S. and European operations were $(1.3) and $(5.0) million, respectively. For the period ended June 30, 1999, cash used in investing activities was $2.1 million primarily reflecting disbursements for net capital expenditures.

  Net cash provided by financing activities during the period ended June 30, 2000 and 1999 was $12.6 million and $27.0 million, respectively, resulting primarily from the net proceeds from private offerings of preferred stock. All financing activities are recorded in the U.S.

 Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

  The Company had an installed base of over 4,900 terminals in 2,226 stores as of June 30, 2000 as compared to 2,545 terminals in 1,721 stores as of June 30, 1999. The Company continued the fulfillment of its contract with Sainsbury's by installing the IEMN in additional stores in the United Kingdom.

  Net sales during the six-month period ended June 30, 2000 decreased to $3.0 million from $3.9 million in the 1999 period, primarily as a result of lower deposits from trial activity in the first three months of 2000 compared to the first three months of 1999 offset by increased number of stores in the UK in Sainsbury from 86 to 300.

  Delays in the installations of the IEMN in 1999 contributed to the decrease in sales during the first six months of 2000.

  Operating loss for the six-month period ended June 30, 2000 was $22.1 million versus $19.2 million in the 1999 comparable period. The decrease in operating results for the six-month period resulted from decreased revenue of $912,000 and higher selling, general and administrative costs of 1.0 million and higher depreciation and amortization expenses of $2.1 million partially offset by decreased direct costs of $1.1 million. Selling, general, and administrative expenses increased primarily due to higher advertising expenditures, telecommunication costs, paper and kiosk supplies, rents and foreign currency translation loss. This increase was partially offset by lower severance and relocation in 2000 compared to 1999 that was booked in conjunction with the headquarters move from Connecticut to Charlotte as well as lower legal fees and instore maintenance expenses. The decrease in direct costs resulted from decreased salaries and wages and spare parts.

  Net loss for the six-month period ended June 30, 2000 increased by approximately $447,000 from $28.8 million to $29.3 million primarily due to higher operating losses in the 2000 period, partially offset by lower interest expense of $4.2 million due to the Exchange Offer (See "Liquidity and Capital Resources") and augmented by an extraordinary gain on the repurchase of debt of $1.7 million in the 1999 period. Interest expense of $7.2 million represents primarily non-cash interest expense on the issuance of $69.7 million of 14% Senior Discount Notes on August 2, 1996 (See "Liquidity and Capital Resources"). Interest income of $45,000 for the first six months of 2000 reflects a decreased average cash balance during the first six months of 2000 versus the comparable period in 1999.

 Three Months Ended June 30, 2000 Compared With Three Months Ended June 30,
1999

  Net sales during the three-month period ended June 30, 2000 increased to $1.9 million from $674,000 in the 1999 period, primarily as a result of increased store count in the UK.

  Operating loss for the three-month period ended June 30, 2000 was $9.7 million versus $11.3 million in the 1999 comparable period. The improvement in operating results for the three-month period resulted from increased revenue of $1.3 million, decreased direct costs of $818,000, and decreased selling, general and administrative costs of $659,000. This improvement was offset by higher depreciation of $1.1 million.

  Net loss for the three-month period ended June 30, 2000 decreased by approximately $3.7 million from $17.2 million to $13.5 million. This improvement in net loss resulted from improved operating results of $1.6 million and lower interest expense of $2.1 million due to the Exchange Offer (See "Liquidity and Capital Resources".) Interest expense of $3.8 million represents primarily non-cash interest expense on the issuance of $69.7 million of 14% Senior Discount Notes on August 2, 1996 (See "Liquidity and Capital Resources"). Interest income of $24,000 for the three months of 2000 reflects a decreased average cash balance during 2000 versus the comparable period in 1999.

 Liquidity and Capital Resources

  To date, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company has funded its operations through private sales of equity and debt securities and recently through short-term loans intended to bridge equipment leasing and other financing. At June 30, 2000, the Company had cash and cash equivalents of $1.7 million and net working capital of $(12.7) million. The Company will require additional equity or debt financing in order to continue its operations through the end of the year.

 Historical Equity Financings

  From inception through June 30, 2000, the Company's shareholders have contributed approximately $174.0 million of equity to the Company through private offerings of common stock, the conversion of approximately $2.0 million in stockholder debt to common stock and private offerings of preferred stock.

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

  The Company's first private offering of preferred stock began in July 1998 when the Board of Directors authorized the sale of up to $40 million of 10% Series A Mandatorily Convertible Preferred Stock (the "Series A Preferred Stock"), first to the Company's shareholders and then to other investors at a price of $100 per share. The Series A Preferred Stock originally offered was convertible into common stock at a conversion rate of $10.00 per share of common stock. In March 1999, the Board of Directors and shareholders of the Company approved certain changes to the Series A Preferred Stock and the Board increased the aggregate offering of Series A Preferred Stock to $70 million. Such changes consisted of (i) a reduction in the conversion price from $10.00 to $8.50 per share of common stock into which each share of Series A Preferred Stock is convertible, (ii) an increase in the number of votes per share of Series A Preferred Stock from 10 to the number of shares of common stock into which it is convertible (initially 11.7647), (iii) accrual of dividends on the Series A Preferred Stock semi-annually, as opposed to quarterly, to be paid only in shares of Series A Preferred Stock and (iv) the addition of anti-dilution provisions. Such changes are applicable to all shares of Series A Preferred Stock issued prior to the effective date of the changes and all additional shares of Series A Preferred Stock issued in the private offering. The offering of Series A Preferred Stock was closed in 1999. As of December 31, 1999, the Company had issued and sold 498,868 shares of Series A Preferred Stock at a price of $100 per share for total proceeds of approximately $49.9 million, all of which were received in cash with the exception of $100,000. All such shares continue to be outstanding as of June 30, 2000. Accrued dividends, payable in Series A Preferred Stock, were $6.5 million as of June 30, 2000.

  In December 1999, the Company issued to tendering holders of the Company's Discount Notes in the Exchange Offer described below 139,575 shares of 14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), all of which were issued and outstanding as of June 30, 2000. The shares of Series B Preferred Stock have a liquidation preference of $500.00 per share and rank senior, as to dividends and liquidation preference, to all other classes of the Company's capital stock. Dividends on the Series B Preferred Stock accrue from August 1, 1999, at the rate of 14% per annum of the liquidation preference (determined as of the respective dividend payment date) per share, payable semi-annually on the first day of February and August of each year, commencing on February 1, 2000, and are cumulative to the extent unpaid. Accrued dividends on the Series B Preferred Stock were $9.0 million as of June 30, 2000.

  In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately 7.14 shares of the Company's common stock at a price of $14.00 per share. The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. During the first six months of 2000, the Company issued and sold 78,740 units for total proceeds of approximately 7.9 million, of which all were received in cash except 28,000 that were received in the form of services. The

Company has recently been unsuccessful in selling additional units. As of June 30, 2000, the Company had 148,860 shares of Series C Preferred Stock outstanding. Accrued dividends, payable in Series C Preferred Stock, were $643,000 as of June 30, 2000.

 Historical Debt Financings

  In 1996, the Company consummated a private offering of debt securities (the Private Placement") for which it received net proceeds of approximately $90.8 million. The Private Placement consisted of 142,000 units representing $142 million in aggregate principal amount of 14% Senior Discount Notes Due 2003 (the "Discount Notes") and warrants (the "Discount Note Warrants") to purchase initially an aggregate of 1,041,428 shares of common stock of the Company at $.01 per share. As required by the Warrant Purchase Agreement, the Discount Note Warrants were adjusted effective September 30, 1997 to entitle the respective holders to purchase an aggregate of 1,338,918 shares of common stock at $.01 per share because the Company had not completed a qualifying initial public offering. Accordingly, the Company recorded additional common stock purchase warrants of $3.0 million reflecting the valuation of the additional 297,492 shares, or 2.095 shares issuable per warrant. In January 1997, the Company exchanged for the outstanding Discount Notes issued in the Private Placement new and identical Discount Notes that were registered under the Securities Act of 1933, as amended. As discussed below, the first interest payment on the Discount Notes in the amount of $8.7 million was scheduled to be paid in February 2000.

  In 1999, the Company entered into an agreement with a leasing company to lease up to $3.0 million of terminals and related equipment in the U.S.. Payments under the 3--year lease are approximately $564,000 per year.

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

  In December 1999, the Company completed an exchange offer (the "Exchange Offer") of new securities for its outstanding Discount Notes. As a result of the Exchange Offer, the Company's long-term debt was reduced by one half and cash interest payments were rescheduled to 2003. In the Exchange Offer, the Company exchanged 14% Senior Pay-in-Kind Notes Due 2003 (the "PIK Notes") of InterAct Operating Co., Inc., a wholly owned subsidiary of the Company, 14% Series B Senior Mandatorily Convertible Preferred Stock of the Company (the "Series B Preferred Stock") and common stock purchase warrants (the "Exchange Offer Warrants") for its outstanding Discount Notes. Each holder of $1,000 principal amount of Discount Notes received $500 principal amount of PIK Notes, one share of Series B Preferred Stock having an initial liquidation preference of $500 and one Exchange Offer Warrant to purchase 17.96 shares of common stock for an exercise price of $.01. Because 100% of the outstanding Discount Notes (other than those held by the Company) were tendered in the Exchange Offer, the issuer of the PIK Notes, InterAct Operating Co., Inc., merged with and into its parent, the Company, on December 30, 1999. Consequently, the PIK Notes are direct obligations of the Company.

  The PIK Notes mature on August 1, 2003 and accrue interest at a rate of 14% per annum from and after August 1, 1999, payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Company may, at its option, elect not to make interest payments in cash prior to the date that is 18 months following the earlier of an initial public offering of the Company's common stock or a Change in Control (as defined in the Indenture governing the PIK Notes). To the extent that the Company does not pay interest in cash, the interest accrued on the PIK Notes will be paid by the issuance of additional promissory notes, which will have substantially the same terms, including date of maturity and interest rate, as the PIK Notes. On February 1, 2000 and August 1, 2000 the Company issued additional PIK Notes in the aggregate principal amount of $4 million and $5.2 million, respectively, as payment of the interest accrued on the PIK Notes.

  Under an Exchange and Registration Rights Agreement entered into in connection with the Exchange Offer, if the Company had not commenced an initial public offering or filed with the Securities and Exchange Commission a registration statement for identical notes to be exchanged for the PIK Notes within 180 days of the Exchange Offer, penalty interest in the amount of one half of one percent would accrue on the outstanding principal amount of the PIK Notes. The Company has not completed an initial public offering nor has the Company filed a registration statement. Consequently, $18,000 of penalty interest was accrued in the financial statements for June 30, 2000.

  In May 1998, the Company issued, in connection with the acquisition of certain intellectual property, a note payable. This note, which was amended in June 1999, bears interest currently at 10.0% per year on the $5.7 million principal balance and was payable on July 31, 2000. The Company and the payee have agreed to an extension of the maturity of the note for an additional 90 ninety days. This note is reflected as a current liability in the Company's consolidated balance sheet as of June 30, 2000.

  In May 2000, the Company entered into a equipment lease agreement with a leasing company for approximately $500,000 of computer equipment. Payments under the three-year lease are approximately $16,000 per month. In connection with this lease financing, the Company issue the leasing company a five-warrant to purchase 1,946 shares (increasing by 5% each semi-annual period) of common stock of the Company at an exercise price of $5.00 per share.

 Recent Short-Term Debt Financings

  The Company has recently received short-term financing under two bridge loans. Such bridge loans were made based on the assumption that the Company would receive substantial equipment lease financing under negotiation at the time the loans were made, and that the proceeds therefrom would be used to repay the bridge loans. The Company has been unsuccessful in obtaining sufficient equipment financing to repay the bridge loans.

  One of the bridge loans was made by an equipment leasing broker in May 2000 in the amount of $1.5 million. In connection therewith, the Company granted the lender a security interest in certain of its assets. The note provided that in the event it was not paid upon its maturity on July 24, 1999, the unpaid balance would thereafter bear interest until fully paid at the lesser of 22.5% per annum or the maximum rate allowed by law In addition, the Note provided that if not paid in full on the maturity date, the lender would receive a warrant to purchase 5,358 shares of common stock of the Company (increasing by 5% each semi-annual period) at an exercise price of $14.00 per share for five years.

  The $1.5 million note was not paid when due. The warrant was thus delivered and the interest rate under the note increased to 22.5%. In order to prevent lender from foreclosing on the collateral securing the note and disrupting the business operations of the Company, certain directors of the Company recently purchased the note and succeeded to the security interests in the collateral. The note remains in default and is accruing interest at 22.5% per annum. The directors have agreed with the Company that any action by them with respect to the collateral or with respect to the note shall require the vote of directors owning a majority of the principal amount of the note.

  The other bridge loan was from a bank in June 2000 in the amount of $5.0 million. As a condition of making the loan, the bank required that certain directors and affiliates unconditionally personally guarantee the obligations under the note. Certain directors of the Company and a major shareholder of the Company personally guaranteed the note. As of June 30, 2000, only $3 million had been drawn down on this loan and only that amount is reflected in current liabilities. The note is due on September 15, 2000. As of August 14, 2000, the entire $5 million had been borrowed.

  In consideration for the guaranties, the Company agreed to give the guarantors terms equivalent to those given to equipment leasing broker under its $1.5 million bridge financing, which had been negotiated on an arm's length basis. The Company agreed to pay the guarantors a guaranty fee in an amount per annum equal to the difference between the effective rate of interest between the two bridge notes. In addition, the Company agreed that should any guarantor be required to make a payment on his or its respective guaranty, the Company would issue to such guarantor a five year warrant (on terms equivalent to the other) to purchase at an exercise price of $14.00 per share a number of shares of common stock of the Company equal to 5% of the amount paid to the bank under the guaranty divided by 14. The Company further agreed that the interest rate on any obligation of the Company to the guarantors under their subrogation rights would be the lesser of 22.5% or the maximum rate allowed by law.

 Additional Financing Needs

  The Company has recently announced its intentions to sell all or substantially all of the assets in its U.S. operating business, including the sale or licensing of certain patents and other intellectual property and has reduced its workforce in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations. These steps were necessary because, in the opinion of management, the U.S. operating and financial results were not improving rapidly enough to justify further investment at the present cost of the Company's capital. The Company will require additional financing in 2000 in order to continue its business operations until proceeds from the divestiture are received.

  The Company has received standby senior debt commitments from certaqin existing shareholders of more than $4 million, which it believes will be sufficient to finance ongoing operations until consummation of the U.S. asset sale or licensing. The funding of these commitments is subject to certain conditions being met. There is no assurance that the Company will be successful in closing all the stanby loan commitments or that the asset sale or licensing will raise sufficient capitol to meet the Company's cash requirments through the end of the year.

Even if such financing is received and the sale of United States assets and/or licensing of the Company's intellectual property is successful, the Company will require additional capital or equipment or other debt financing in order to continue its IEMN expansion in Europe. Further, the Company expects to incur additional substantial additional costs to install additional net losses in the remainder of 2000 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, sustain such profitability.

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

                          PART II--OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

 Series C Preferred Stock and Warrants

  During the quarter ended June 30, 2000, the Company issued and sold 1,530 shares of Series C Preferred Stock for gross proceeds of $153,000, $125,000 of which was received in cash and $28,000 of which was in exchange for services. In connection therewith, the Company issued warrants to purchase 10,928 shares of Company's common stock at a purchase price of $14.00 per share. The issue and sale of such securities was part of a private offering of up to 250,000 units at $100 per unit, consisting of one share of Series C Preferred Stock and one warrant to purchase approximately 7.14 shares of the Company's common stock a price of $14.00 per share, approved by the Board of Directors of the Company in December 1999. The units were offered and sold in reliance on exemptions from registration of such shares contained in Regulation D of the Securities and Exchange Commission promulgated under the Securities Act because the offers and sales of such shares were limited to the Company's existing shareholders and others who were "Accredited Investors" and up to 35 of the Company's existing shareholders who were "qualified investors". As of June 30, 2000, 148,860 units had been issued and sold for total proceeds of $14.9 million, representing 148,860 shares of Series C Preferred Stock and warrants to purchase 1,063,259 shares of common stock, all of which are presently outstanding.

  The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. Accrued dividends, payable in Series C Preferred Stock, were approximately $643,000 as of June 30, 2000.

  Each share of Series C Preferred Stock will automatically be converted into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price (initially $14.00) upon (i) the closing of a firm commitment public offering of the Common Stock pursuant to a registration statement declared effective under the 1933 Act, underwritten by a securities firm of nationally recognized standing with an aggregate offering price to the public of not less than $30 million, (ii) the closing of any transaction (including, without limitation, a merger, consolidation, share exchange, sale, lease or other disposition of all or substantially all of the corporation's assets) in connection with which the previously outstanding Common Stock shall be changed into or exchanged for different securities of the corporation or capital stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of the foregoing or (iii) the vote of not less than 75% of the outstanding Series C Preferred Stock. Holders of Series C Preferred Stock will be entitled at any time to convert each share Series C Preferred Stock held by them into a number of shares of Common Stock equal to the Liquidation Preference on the date of conversion divided by the Conversion Price. The Conversion Price (initially $14.00) is subject to adjustment upon the occurrence of certain events, including if the Company declares and pays on shares of its Common Stock a dividend payable in shares of Common Stock or splits the then outstanding shares of common stock into a greater number of shares or if, except in certain circumstances, the Company issues additional common stock for a consideration less than $14.00 per share or issues options or other securities that are convertible into or exercisable for shares of Common Stock at a conversion or exercise price that is less than $14.00 per share.

  The holders of Series C Preferred Shares will generally vote together with the holders of the Common Stock as a single class on all matters submitted to the shareholders of the Company for voting. Each share of Series C Preferred Stock entitles the holder to such number of votes on each such matter as shall equal the number of shares of Common Stock into which such Series C Preferred Stock is convertible on the record date with respect to such matter. In addition, approval of holders of a majority of the outstanding Series C Preferred Stock will be required prior to the Company's issuing any shares of a class of preferred stock that rank pari passu with or senior to the Series C Preferred Stock, except that the Company may issue up to an aggregate of $90 million of Series C Preferred Stock, Series C Preferred Stock and preferred stock ranking pari passu with the Series C Preferred Stock without the approval of any holders of Series C Preferred Stock. The Company may not amend or alter any of the preferences of the Series C Preferred Stock without the approval of the holders of a majority of the outstanding Series C Preferred Stock.

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

  The warrants issued in connection with this private offering are presently exercisable for common stock at a purchase price of $14.00 per share and expire ten years from the date of issuance. The number of shares of the Common Stock for which the warrants issued in the private offering are exercisable and the exercise price are subject to adjustment upon the occurrence of certain events, including if the Company declares and pays on shares of its Common Stock a dividend payable in shares of Common Stock or splits the then outstanding shares of common stock into a greater number of shares or if, except in certain circumstances, the Company issues additional common stock for a consideration less than $14.00 per share or issues options or other securities that are convertible into or exercisable for shares of Common Stock at a conversion or exercise price that is less than $14.00 per share.

 Other Warrants

  During the quarter ended June 30, 2000, the Company issued warrants to purchase an aggregate of 7,294 shares of common stock at $14.00 per share in connection with certain debt financing. These warrants were offered and sold in reliance on exemptions from registration of such warrants under Section 4(2) of the Securities Act of 1933, as amended, because the warrants were issued to institutional lenders who were "Accredited Investors".

  These warrants are presently exercisable for Common Stock and expire five years from the date of issuance. The number of shares of the Common Stock for which the warrants are exercisable will increase by 5% each semiannual period until the warrants have been exercised or converted or until the mandatory conversion of the Series C Preferred Stock. The holders of the warrants may at any time require the Company to convert the warrants into shares of common stock based on the difference between the fair market value of the common stock and the exercise price of the warrant.

  The number of shares of the Common Stock for which these warrants are exercisable and the exercise price are subject to adjustment upon the occurrence of certain events, including if the Company declares and pays on shares of its Common Stock a dividend payable in shares of Common Stock or splits the then outstanding shares of common stock into a greater number of shares or if, except in certain circumstances, the Company issues additional common stock for a consideration less than $14.00 per share or issues options or other securities that are convertible into or exercisable for shares of Common Stock at a conversion or exercise price that is less than $14.00 per share.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of the shareholders of the Company was held on June 13, 2000.

  (b) The name of each director elected at the annual meeting is set forth in subparagraph (c) below. The name of each other director whose term of office as a director continued after the annual meeting is as follows: Robert M. DeMichele, Richard A. Horvitz, Haynes G. Griffin, L. Richardson Preyer, Jr.; Brian A. Rich, and Robert A. Silverberg.

  (c) At the annual meeting, the shareholders voted on the election of four Class III Directors to hold office until the 2003 Annual Meeting of Shareholders. The results of the voting were as follows:

                                                         Votes   Abstentions and
                                             Votes For  Withheld Broker Nonvotes
                                             ---------- -------- ---------------
   Richard P. Ludington..................... 11,939,656     0            0
   William P. Emerson....................... 11,939,656     0            0
   Stephen R. Leeolou....................... 11,939,656     0            0
   Stuart S. Richardson..................... 11,939,656     0            0

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Inter.Act Electronic Marketing, Inc.

                                                 /s/ Stephen R. Leeolou
August 14, 2000                           By: _________________________________
                                                     Stephen R. Leeolou
                                                 Chairman & Chief Executive
                                                          Officer

                                                /s/ Thomas J. McGoldrick
August 14, 2000                           By: _________________________________
                                                    Thomas J. McGoldrick
                                                 Executive Vice President &
                                                  Chief Financial Officer

Item 3. Exhibits and Reports on Form 8-K

 Exhibit No.                             Description
 -----------                             -----------
   *3(a)(1)  Restated Articles of Incorporation of the Company, effective
             September 10, 1999, filed as Exhibit 3(a) to the Company's
             Quarterly Report on Form 10-Q for the period ended September 30,
             1999.
   *3(a)(2)  Articles of Amendment of the Company, dated December 22, 1999 and effective December 22, 1999, filed as Exhibit 3(a)(2) on the
             Company's Annual Report on Form 10-K/A for the fiscal year ended
             December 31, 1999.
   *3(a)(3)  Articles of Merger of Inter.Act Operating Co., Inc. into the
             Company, dated December 29, 1999 and effective December 30, 1999, filed as Exhibit 3(a)(3) on the Company's Annual Report on Form
             10-K/A for the fiscal year ended December 31, 1999.
   *3(b)     Amended and Restated Bylaws of the Company, filed as Exhibit 3(b)
             to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
   *4(a)(1)  Specimen Certificate of the Company's Common Stock, filed as
             Exhibit 4(a) to the Company's Registration Statement on Form S-4
             (No. 333-12091).
   *4(a)(2)  Specimen Certificate of the Company's 10% Series A Mandatorily
             Convertible Preferred Stock, filed as Exhibit 4(a)(2) to the
             Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998.
   *4(a)(3)  Specimen Certificate of the Company's 14% Series B Senior
             Mandatorily Convertible Preferred Stock, filed as Exhibit 4(a)(3)
             on the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.
   *4(a)(4)  Specimen Certificate of the Company's 10% Series C Mandatorily
             Convertible Preferred Stock, filed as Exhibit 4(a)(4) on the
             Company's Annual Report on Form 10-K/A for the fiscal year ended
             December 31, 1999.
   *4(b)     Indenture dated as of December 15, 1999 between the Company and
             State Street Bank and Trust Company, as trustee, relating to
             $70,000,000 in principal amount of Senior-Paid-In-Kind Notes due
             2003, filed as Exhibit 4(b) on the Company's Annual Report on Form
             10-K/A for the fiscal year ended December 31, 1999.
   *4(b)(1)  First Supplemental Indenture dated as of December 30, 1999 to
             Indenture dated as of December 15, 1999, between the Company and
             State Street Bank and Trust Company, as trustee, relating to
             $70,000,000 in principal amount of Senior-Paid-in-Kind Notes due
             2003, filed as Exhibit 4(b)(1) on the Company's Annual Report on
             Form 10-K/A for the fiscal year ended December 31, 1999.
  *10(a)(5)  Subscription Agreement dated October 1995, between the Company and
             Vanguard Cellular Systems. Inc., filed as Exhibit 10(f) to the
             Company's Registration Statement on Form S-4 (No. 333-12091).
  *10(a)(6)  Registration Rights Agreement dated March 1996 between the Company and Toronto Dominion Investments, Inc., filed as Exhibit 10(e) to the Company's Registration Statement on Form S-4 (No. 333-12091).
  *10(a)(7)  Exchange and Registration Rights Agreement dated July 30, 1996, between the Company and the Initial Purchasers, filed as Exhibit
             10(o) to the Company's Registration Statement on Form S-4
             (No. 333-12091).
  *10(a)(8)  Amended and Restated Common Stock Purchase Warrant granted to
             Vanguard Cellular Operating Corp,. filed as Exhibit 10(k) to the
             Company's Registration Statement on Form S-4 (No. 333-12091).

  Exhibit
    No.                                 Description
  -------                               -----------
 *10(a)(9)  Warrant Agreement dated August 1, 1996, between the Company and
            Fleet National Bank, as Warrant Agent, filed as Exhibit 10(l) to the Company's Registration Statement on Form S-4 (No. 333-12091).
 *10(a)(10) Voting Agreement among the Company, Vanguard Cellular Operating
            Corp. and certain shareholders dated as of November 1, 1996, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q
            for the period ended June 30, 1998.
 *10(a)(11) Amendment No. 1 to Voting Agreement among the Company, Vanguard
            Cellular Operating, Corp. and certain shareholders, dated September
            30, 1998, filed as Exhibit 10(a)(11) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
 *10(a)(12) Form of Rights Offering Subscription Agreement for the Company's
            10% Series A Mandatorily Convertible Preferred Stock filed as
            Exhibit 10(a)(12) to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1998.
 *10(a)(13) Warrant Agreement, dated as of December 15, 1999, between the
            Company and American Stock Transfer & Trust Company, as Warrant
            Agent, filed as Exhibit 10(a)(13) to the Company's Annual Report on
            Form 10-K/A for the fiscal year ended December 31, 1999.
 *10(a)(14) Exchange and Registration Rights Agreement, dated as of December
            15, 1999, between Inter.Act Operating Co., Inc, and certain noteholders filed as Exhibit 10(a)(14) to the Company's Annual
            Report on Form 10-K/A for the fiscal year ended December 31, 1999.
 *10(a)(15) Registration Rights Agreement, dated as of December 15, 1999, between the Company and the holders of the Company's 14% Series B
            Senior Mandatorily Convertible Preferred Stock filed as Exhibit
            10(a)(15) to the Company's Annual Report on Form 10-K/A for the
            fiscal year ended December 31, 1999.
 *10(a)(16) Stockholders Agreement, dated as of December 15, 1999, between the
            Company and certain stockholders filed as Exhibit 10(a)(16) to the
            Company's Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 1999.
 *10(a)(17) Form of Subscription Agreement for the Company's 10% Series C
            Mandatorily Convertible Preferred Stock and Common Stock Warrants
            filed as Exhibit 10(a)(17) to the Company's Annual Report on Form
            10-K/A for the fiscal year ended December 31, 1999.
 *10(a)(18) Form of Common Stock Warrant filed as Exhibit 10(a)(18) to the
            Company's Annual Report on Form 10-K/A for the fiscal year ended
            December 31, 1999.
 *10(b)(1)  Company's 1994 Stock Compensation Plan, filed as Exhibit 10(i) to the Company's Registration Statement on Form S-4 (No. 333-12091).
 *10(b)(2)  Form of Incentive Stock Option Agreement under the 1994 Stock
            Compensation Plan, filed as Exhibit 10(k) to the Company's
            Registration Statement on Form 5-4 (No. 333-12091).
 *10(b)(3)  Company's 1996 Nonqualified Stock Option Plan, filed as Exhibit
            10(g) to the Company's Registration Statement on Form S-4 (No. 333-
            12091).
 *10(b)(4)  Form of Nonqualified Stock Option Agreement under the 1996
            Nonqualified Stock Option Plan, filed as Exhibit 10(h) to the
            Company's Registration Statement on Form S-4 (No. 333-12091).
 *10(b)(5)  Company's 1997 Long-Term Incentive Plan, as amended, filed as
            Exhibit 10(b)(5) to the Company's Quarterly Report on Form 10-Q for
            the period ended June 30, 1999.
 *10(b)(6)  Form of Incentive Stock Option Agreement to the 1997 Long-Term
            Incentive Plan, filed as Exhibit 10(aa) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997.

  Exhibit
    No.                                 Description
  -------                               -----------
 *10(b)(7)  Form of Nonqualified Stock Option Agreement to the 1997 Long-Term
            Incentive Plan filed as Exhibit 10(bb) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997.
 *10(b)(8)  Key Employee Severance Plan, filed as Exhibit 10(b)(8) to the
            Company's Quarterly Report on Form 10-Q for the period ended June
            30, 1999.
 *10(b)(9)  Form of Severance Agreement for Key Employees, filed as Exhibit
            10(b)(9) to the Company's Quarterly Report on Form 10-Q for the
            period ended June 30, 1999.
 *10(c)(1)  Assignment of License Agreement dated June 15, 1993 among Gerald
            Singer and Arthur Murphy as Licensors, Michael R. Jones as Licensee
            and Network Licensing, Inc. as Assignee, filed as Exhibit 10(q) to the Company's Registration Statement on Form S-4 (No. 333-12091).
 *10(c)(2)  Security Agreement dated June 16, 1993 between Michael R. Jones and
            Network Licensing, Inc., filed as Exhibit 10(r) to the Company's
            Registration Statement on Form S-4 (No. 333-12091).
 *10(c)(3)  Sublicense dated June 16, 1993 between Network Licensing, Inc. and the Company, filed as Exhibit 10(s) to the Company's Registration
            Statement on Form S-4 (No. 333-12091).
 *10(c)(4)  Settlement Agreement and Mutual General Release dated as of
            September 6, 1994 among Gerald R. Singer, Arthur J. Murphy, Lenora
            Singer, Joan Murphy, Network Licensing, Inc. and the Company, filed as Exhibit 10(t) to the Company's Registration Statement on Form S-
            4 (No. 333-12091).
 *10(c)(5)  Amended and Restated Patent Rights Assignment/Consulting Agreement
            dated as of March 29, 1995 between Joseph F. Stratton and the
            Company, filed as Exhibit 10(u) to the Company's Registration
            Statement on Form S-4 (No. 333-12091).
 *10(c)(6)  Agreement Regarding Licensing matters dated as of January 22, 1996 among Michael R. Jones, Network Licensing, Inc. and the Company,
            filed as Exhibit 10(v) to the Company's Registration Statement on
            Form S-4 (No. 333-12091).
 *10(c)(7)  Letter Agreement dated July 22, 1996 between Gerald Singer, Arthur
            J. Murphy and the Company, filed as Exhibit 10(w) to the Company's
            Registration Statement on Form S-4 (No. 333-12091).
 *10(c)(8)  Assignment dated as of July 23, 1996 from Network Licensing, Inc, to the Company, filed as Exhibit 10(x) to the Company's
            Registration Statement on Form S-4 (No. 333-12091).
 *10(c)(9)  Patent License Agreement dated August 20, 1997, between the Company and Coupco, Inc., filed as Exhibit 10(cc) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997
            (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
 *10(c)(10) Patent Purchase Agreement dated May 22, 1998, between the Company,
            Credit Verification Corporation and David W. Deaton, filed as
            Exhibit 10(hh) to the Company's Quarterly Report on Form 10-Q for
            the period ended June 30, 1998 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
 *10(c)(11) Letter Agreement dated October 2, 1998 between Leona R. Singer,
            Trustee under the Gerald and Leona R. Singer Family Trust, Arthur
            J. Murphy and the Company, filed as Exhibit 10(c)(11) to the
            Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998.
 *10(d)(1)  Letter Agreement dated March 17, 1997 between the Company and
            Thomas A. Manna, filed as Exhibit 10(ee) to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997.

  Exhibit
    No.                                 Description
  -------                               -----------
 *10(d)(2) Severance and Release Agreement dated January 23, 1999 between the
           Company and Thomas A. Manna, filed as Exhibit 10(d)(2) to the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1998.
 *10(d)(3) Form of Employment, Noncompetition and Nondisclosure Agreement,
           filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1997.
 *10(d)(4) Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou, filed as Exhibit 10(d)(4) to the
           Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.
 *10(d)(5) Incentive Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou, filed as Exhibit 10(d)(5) to the
           Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.
 *10(d)(6) Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou filed as Exhibit 10(d)(6) to the
           Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.
 *10(d)(7) Employment Agreement dated November 2, 1999 between the Company and
           Stephen R. Leeolou filed as Exhibit 10(d)(7) to the Company's Annual
           Report on Form 10-K/A for the fiscal year ended December 31, 1999.
 *10(d)(8) Nonqualified Stock Option Agreement dated November 2, 1999 between the Company and Stephen R. Leeolou filed as Exhibit 10(d)(8) to the
           Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.
 *10(e)(1) Global Master Agreement effective January 25, 2000 between the
           Company and NCR Corporation filed as Exhibit 10(e)(1) to the
           Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.
 *10(e)(2) Addendum to Master Agreement dated January 26, 2000 between the
           Company and NCR Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) filed as
           Exhibit 10(e)(2) to the Company's Annual Report Form 10-K/A for the
           fiscal year ended December 31, 1999.
  10(f)(1) $5,000,000 Promissory Note dated June 16, 2000 from the Registrant to First Union National Bank
  10(f)(2) Letter Agreement dated June 16, 2000 between the Registrant and
           First Union National Bank relating to security interests
  10(f)(3) Letter Agreement dated June 16, 2000 between the Registrant and the
           Guarantors of the First Union National Bank Promissory Note
  *21      List of Subsidiaries of the Company, filed as Exhibit 21 on the
           Company's Annual Report on Form 10-K/A for the fiscal year ended
           December 31, 1999.
   27      Financial Data Schedule.

--------
* Incorporated by reference to the statement or report indicated.