Form 10-Q/A
period 2000-06-30
INTER ACT ELECTRONIC MARKETING INC
filed 2000-08-25
CIK 935086

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10 Q/A

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

  From inception to June 30, 2000, the Company has incurred recurring losses and has experienced negative operating cash flow. Revenues from the Company's United States operations have not met projections and, although the Company raised $7.8 million through the sale and issuance of 78,460 shares of 10% Series C Mandatorily Convertible Preferred Stock during the first six months of 2000, the Company has been recently unsuccessful in securing sufficient additional debt or equity financing at appropriate costs necessary to maintain its operations in both the U.S. and Europe. Following strategic discussions with a number of third parties, the Company has recently announced its intentions to sell all or substantially all of the assets in its U.S. operating business, including the sale or licensing of certain patents and other intellectual property, and in anticipation of such divestiture, has reduced its work force in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The expected one-time cash infusion from the sale of the assets and/or revenue from the licensing of its intellectual property is expected to be used to reduce trade liabilities, to pay off certain short-term debt, to pay for operating expenses in the U.S. and/or to expand its European operations, depending on the level of cash proceeds received. The Company must, however, raise additional equity and/or debt capital in the third quarter of 2000 pending the closing of any such sale or licensing in order to continue its operations through the end of the year. The Company has received standby senior debt commitments from certain existing shareholders, which it believes will be sufficient to finance ongoing operations until consummation of the U.S. asset sale or licensing. The closing of these commitments is subject to certain conditions being met. There is no assurance that the Company will be successful in closing all the standby loan commitments or that the asset sale or licensing will raise sufficient capital to meet the Company's cash requirements through the end of the year.

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

                                    For the Period Ended June 30, 2000
                              ------------------------------------------------
       Operating Data         North America Europe   Eliminations Consolidated
       --------------         ------------- -------  ------------ ------------
   Net sales.................   $    947    $ 2,020    $   --       $  2,967
   Income (Loss) from
    operations...............    (18,765)    (3,334)       --        (22,099)
   Depreciation..............      3,912      2,072        --          5,984
   Capital Expenditures......      1,348      4,997        --          6,345
   Identifiable Assets.......     25,335     14,902     (1,665)       38,572
                                    For the Period Ended June 30, 1999
                              ------------------------------------------------
       Operating Data         North America Europe   Eliminations Consolidated
       --------------         ------------- -------  ------------ ------------
   Net sales.................   $  1,307    $ 2,572    $   --       $  3,879
   Income (Loss) from
    operations...............    (18,937)      (295)       --        (19,232)
   Depreciation..............      3,633        286        --          3,919
   Capital Expenditures......      1,266        883        --          2,149
   Identifiable Assets.......     55,899      4,762     (1,506)       59,155

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

  On May 27, 1998, the Company filed a suit against Catalina Marketing alleging that Catalina Marketing has infringed United States Patents Nos. 5,201,010; 5,338,165; 5,430,644; 5,448,471; 5,592,560; 5,621,812; 5,659,469;
and 5,638,457 (collectively, the "Deaton Patents"), which the Company acquired in 1998. The Company is seeking monetary damages (including costs and expenses). This action has been brought in the United States District Court in the District of Connecticut. Catalina Marketing has also challenged some of the claims of seven of the Deaton Patents by provoking interference proceedings in the U.S. Patent and Trademark Office ("Patent Office"). However, two of the Deaton Patents have been removed from the interference proceedings as a result of a Patent Office decision. In addition, a pending Deaton patent application owned by the Company has been brought into the interference proceedings at the request of the Company as a result of another Patent Office decision. The Company intends to vigorously protect its rights under the Deaton Patents both in the interference proceedings and in the new lawsuit.

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

 Strategic Redirection

  From inception to June 30, 2000, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The vast majority of losses has been generated by its operations in the United States. The Company's business in Europe is less capital intensive and, management believes the Company's European operations will generate positive operating income much sooner than would its United States operations. Following strategic discussions with a number of third parties, the Company has recently announced its intentions to sell all or substantial all of the assets in its United States operating business, including the sale or licensing of certain patents and other intellectual property and, in anticipation of such a divestiture, has reduced its workforce in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations.

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

 Consolidated Cash Flow for Six Months Ended June 30, 2000

  At June 30, 2000, the Company had net working capital of $(12.7) million, compared to working capital of $627,000 at December 31, 1999. Total cash and cash equivalents at June 30, 2000 and December 31, 1999 was $1.7 million and $9.9 million, respectively. At June 30, 2000, long-term debt was $80.0 million compared to $68.0 million at December 31, 1999. The long-term debt consists of PIK Notes (see "Liquidity and Capital Resources"), accrued interest, accrued dividends, and capital leases. The increase in long-term debt was primarily attributable to accrued interest on the PIK Notes.

  Cash used in operating activities during the period ended June 30, 2000 was $15.1 million, as compared to $15.0 million at June 30, 1999. Cash has been used primarily for the development of the Company's IEMN technology, test marketing and deploying the product and compensation of personnel. Cash used in operating activities during the period ended June 30, 2000 for the U.S. and European operations were $14.1 million and $984,000, respectively.

  Cash used in investing activities during the period ended June 30, 2000, was $6.3 million, reflecting disbursements for net capital expenditures. Such net capital expenditures were primarily for IEMN equipment and components, fixtures, furniture and equipment for expansion in Europe, and other equipment. Cash used in investing activities during the 2000 period for the U.S. and European operations were $1.3 and $5.0 million, respectively. For the period ended June 30, 1999, cash used in investing activities was $2.1 million, primarily reflecting disbursements for net capital expenditures.

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

  Net sales during the six-month period ended June 30, 2000 decreased to $3.0 million from $3.9 million in the 1999 period, primarily as a result of lower deposits from trial activity in the first three months of 2000 compared to the first three months of 1999 offset by increased number of stores in the UK in Sainsbury's from 86 to 300.

  Delays in the installations of the IEMN in 1999 contributed to the decrease in sales during the first six months of 2000.

  Operating loss for the six-month period ended June 30, 2000 was $22.1 million versus $19.2 million in the 1999 comparable period. The decrease in operating results for the six-month period resulted from decreased revenue of $912,000 and higher selling, general and administrative costs of 1.0 million and higher depreciation and amortization expenses of $2.1 million partially offset by decreased direct costs of $1.1 million. Selling, general, and administrative expenses increased primarily due to higher advertising expenditures, telecommunication costs, paper and kiosk supplies, rents and foreign currency translation loss. This increase was partially offset by lower severance and relocation in 2000 compared to 1999 that was booked in conjunction with the headquarters move from Connecticut to Charlotte, as well as lower legal fees and instore maintenance expenses. The decrease in direct costs resulted from decreased salaries and wages and spare parts.

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

  In December 1999, the Company's Board of Directors designated an additional series of preferred stock, the 10% Series C Mandatorily Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and authorized the issuance and sale in a private offering up to 250,000 units consisting of one share of Series C Preferred Stock and one warrant to purchase approximately 7.14 shares of the Company's common stock at a price of $14.00 per share. The shares of Series C Preferred Stock have a liquidation preference of $100.00 per share and rank, as to dividends and liquidation preference, equal to the Series A Preferred Stock, junior to the Series B Preferred Stock and senior to the Company's common stock. Dividends on the Series C Preferred Stock are payable only in shares of Series C Preferred Stock and accrue from the date of issuance, at the rate of 10% per annum of the liquidation preference, payable semi-annually on the first day of March and September of each year, commencing on the last day of March and September of each year, and are cumulative to the extent unpaid. During the first six months of 2000, the Company issued and sold 78,740 units for total proceeds of approximately $7.9 million, of which all were received in cash except $28,000 that were received in the form of services. The Company has recently been unsuccessful in selling additional units. As of June 30, 2000, the Company had 148,860 shares of Series C Preferred Stock outstanding. Accrued dividends, payable in Series C Preferred Stock, were $643,000 as of June 30, 2000.

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

  In April 1999, the Company entered into an agreement with a leasing company pursuant to which it leased approximately $1.4 million of terminals and related equipment in the U.S. Payments under the 3-year lease are approximately $564,000 per year.

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

  In May 2000, the Company entered into a equipment lease agreement with a leasing company for approximately $500,000 of computer equipment. Payments under the three-year lease are approximately $16,000 per month. In connection with this lease financing, the Company issued the leasing company a five-year warrant to purchase 1,946 shares (increasing by 5% each semi-annual period) of common stock of the Company at an exercise price of $14.00 per share.

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

  The $1.5 million note was not paid when due. The warrant was thus delivered and the interest rate under the note increased to 22.5%. In order to prevent the lender from foreclosing on the collateral securing the note and disrupting the business operations of the Company, certain directors of the Company recently purchased the note and succeeded to the security interests in the collateral. The note remains in default and is accruing interest at 22.5% per annum. The directors have agreed with the Company that any action by them with respect to the collateral or with respect to the note shall require the vote of directors owning a majority of the principal amount of the note.

  The other bridge loan was from a bank in June 2000 in the amount of $5.0 million. As a condition of making the loan, the bank required that certain directors and a major shareholder unconditionally personally guarantee the obligations under the note. As of June 30, 2000, only $3 million had been drawn down on this loan and only that amount is reflected in current liabilities. The note is due on September 15, 2000. As of August 14, 2000, the entire $5 million had been borrowed.

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

 Additional Financing Needs

  The Company has recently announced its intentions to sell all or substantially all of the assets in its U.S. operating business, including the sale or licensing of certain patents and other intellectual property, and in anticipation of such divestiture, has reduced its workforce in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations. These steps were necessary because, in the opinion of management, the U.S. operating and financial results were not improving rapidly enough to justify further investment at the present cost of the Company's capital. The Company will require additional financing in the third quarter of 2000 in order to continue its business operations until proceeds from the divestiture are received.

  The Company has received standby senior debt commitments from certain existing shareholders which it believes will be sufficient to finance ongoing operations until consummation of the U.S. asset sale or licensing. The closing of these commitments is subject to certain conditions being met. There is no assurance that the Company will be successful in closing all the standby loan commitments or that the asset sale or licensing will raise sufficient capital to meet the Company's cash requirements through the end of the year.

  Even if such financing is received and the sale of United States assets and/or licensing of the Company's intellectual property is successful, the Company may require additional capital or equipment or other debt financing in order to continue its IEMN expansion in Europe. Further, the Company expects to incur additional net losses in the remainder of 2000 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, sustain such profitability.

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

                                          Inter.Act Electronic Marketing, Inc.

                                                 /s/ Stephen R. Leeolou
August 25, 2000                           By: _________________________________
                                                     Stephen R. Leeolou
                                                 Chairman & Chief Executive
                                                          Officer

                                                /s/ Thomas J. McGoldrick
August 25, 2000                           By: _________________________________
                                                    Thomas J. McGoldrick
                                                 Executive Vice President &
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