Form 10-Q
period 2000-09-30
INTER ACT ELECTRONIC MARKETING INC
filed 2000-11-14
CIK 935086

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM   TO   .

                       Commission File Number: 333-12091


                     INTER.ACT ELECTRONIC MARKETING, INC.
            (Exact name of registrant as specified in its charter)

                                 North Carolina
                          (State or other jurisdiction
                        of incorporation or organization)

                                   56-1817510
                                (I.R.S. Employer
                               Identification No.)

                       6836 Morrison Boulevard, Suite #200
                            Charlotte, North Carolina
                    (Address of principal executive offices)

                                     28211
                                  (Zip Code)

       Registrant's telephone number, including area code: (704) 770-2100



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of November 14, 2000, the number of shares outstanding of the registrant's Common Stock was 7,743,739. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

                                     INDEX

                                                                                                              Page
                                                                                                              ----
Part I--Financial Information


Item 1.   Financial Statements
          Consolidated Balance Sheets--September 30, 2000 (unaudited) and December 31, 1999..................
          Consolidated Statements of Operations for the three-month and nine-month periods ended September
          30, 2000 and 1999 (unaudited)......................................................................
          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 and
          1999 (unaudited)...................................................................................
          Notes to Consolidated Financial Statements.........................................................


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............


Part II--Other Information


Item 1.   Legal Proceedings.................................................................................


Item 2.   Changes in Securities and Use of Proceeds.........................................................


Item 3.   Exhibits and Reports on Form 8-K


Signatures..................................................................................................

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                     INTER.ACT ELECTRONIC MARKETING, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                        September 30,     December 31,
                                                                                        -------------     ------------
                                                                                             2000             1999
                                                                                             ----             ----
                                                                                         (Unaudited)
                                        ASSETS
Current assets:
        Cash and cash equivalents.....................................................   $     1,229      $     9,939
        Receivables, net..............................................................         2,632            1,715
        Other current assets..........................................................         3,575            4,206
                                                                                         -----------      -----------
             Total current assets.....................................................         7,436           15,860
Property, plant and equipment, net....................................................        28,162           31,222
Bond issuance costs, net..............................................................            72               96
Patents, licenses and trademarks, net.................................................         7,094            7,812
Other noncurrent assets...............................................................           108              123
                                                                                         -----------      -----------
             Total assets.............................................................   $    42,872      $    55,113
                                                                                         ===========      ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable..............................................................   $     6,270      $     5,351
        Accrued expenses..............................................................         4,246            3,415
        Current portion of debt.......................................................        14,536            6,135
        Deferred revenue..............................................................         1,136              332
                                                                                         -----------      -----------
             Total current liabilities................................................        26,188           15,233
Long-term debt, net of discount and current portion...................................        74,329           63,949
Accrued dividends.....................................................................        11,399            4,071
                                                                                         -----------      -----------
             Total liabilities........................................................       111,916           83,253
                                                                                         -----------      -----------
Common stock purchase warrants........................................................        11,367           11,367
                                                                                         -----------      -----------
14% Series B Senior Mandatorily Redeemable Convertible Preferred Stock, no par
    value, authorized 140,000 shares; 139,575 shares issued and outstanding at
    September 30, 2000 and December 31, 1999..........................................        61,643           59,146
                                                                                         -----------      -----------
10% Series C Mandatorily Redeemable Convertible Preferred Stock, no par value, authorized 250,000 shares; 148,860 and 70,120 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively.............................        15,906            7,039
                                                                                         -----------      -----------
Commitments and contingencies
Stockholders' equity (deficit):
        10% Series A Mandatorily Convertible Preferred Stock, no par value, authorized 700,000 shares; 498,868 shares issued and outstanding at
        September 30, 2000 and December 31, 1999......................................        56,943           53,199
        Common stock, no par value, authorized 50,000,000 shares; 7,743,739 shares
          issued and outstanding at September 30, 2000 and December 31, 1999..........        28,380           28,380
        Additional paid-in capital....................................................        22,468           22,468
        Accumulated other comprehensive income........................................           782               26
        Accumulated deficit...........................................................      (266,533)        (209,765)
                                                                                         -----------      -----------
             Total stockholders' equity (deficit).....................................      (157,960)        (105,692)
                                                                                         -----------      -----------
             Total liabilities and stockholders' equity (deficit).....................   $    42,872      $    55,113
                                                                                         ===========      ===========

  The accompanying notes are an integral part of these consolidated balance sheets.

                     INTER.ACT ELECTRONIC MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                   Three Months Ended               Nine Months Ended
                                                                 ----------------------           ---------------------
                                                              September 30,   September 30,   September 30,   September 30
                                                              -------------   -------------   -------------   ------------
                                                                  2000            1999           2000            1999
                                                                  ----            ----           ----            ----
                                                                      (Unaudited)                    (Unaudited)
Gross sales                                                   $   1,680       $     974       $    5,682      $    6,153
        Less: Retailer reimbursements......................         (69)           (577)          (1,104)         (1,877)
                                                              ---------       ---------       ----------      ----------
             Net sales.....................................       1,611             397            4,578           4,276
                                                              ---------       ---------       ----------      ----------
Operating expenses:
        Direct costs.......................................       1,165           2,222            4,921           7,110
        Selling, general and administrative expenses.......       5,613           6,495           20,459          20,319
        Depreciation and amortization of intangible assets.       3,457           2,392            9,921           6,791
                                                              ---------       ---------       ----------      ----------
             Total operating expenses......................      10,235          11,109           35,301          34,220
                                                              ---------       ---------       ----------      ----------
Operating loss.............................................      (8,624)        (10,712)         (30,723)        (29,944)
                                                              ---------       ---------       ----------      ----------
Other income (expense):
        Interest income....................................          22             128               67             246
        Interest expense...................................      (4,308)         (5,803)         (11,550)        (17,266)
                                                              ---------       ---------       ----------      ----------
             Total other expense...........................      (4,286)         (5,675)         (11,483)        (17,020)
                                                              ---------       ---------       ----------      ----------
Loss before extraordinary item and income taxes............     (12,910)        (16,387)         (42,206)        (46,964)
Income taxes...............................................           -               -                -               -
                                                              ---------       ---------       ----------      ----------
             Net loss before extraordinary item............     (12,910)        (16,387)         (42,206)        (46,964)
Extraordinary item--gain on extinguishment of debt..........          -               -                -           1,728
                                                              ---------       ---------       ----------      ----------
             Net loss......................................     (12,910)        (16,387)         (42,206)        (45,236)
Preferred stock dividends accrued..........................      (4,921)         (1,215)         (14,562)         (2,416)
                                                              ---------       ---------       ----------      ----------
Net loss attributable to common stock......................   $ (17,831)      $ (17,602)      $  (56,768)     $  (47,652)
                                                              =========       =========       ==========      ==========
Per share information:
Net loss per common share before extraordinary item:
        Basic and diluted..................................   $   (2.30)      $   (2.28)      $    (7.33)     $    (6.39)

        Extraordinary item--gain on extinguishment of debt            -               -                -             .22
                                                              ---------       ---------       ----------      ----------
Net loss per common share:
        Basic and diluted..................................   $   (2.30)      $   (2.28)      $    (7.33)     $    (6.17)
                                                              =========       =========       ==========      ==========
Common shares used in computing per share amounts:
        Basic and Diluted..................................       7,744           7,729            7,744           7,729
                                                              =========       =========       ==========      ==========



 The accompanying notes are an integral part of these consolidated statements.

                     INTER.ACT ELECTRONIC MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                              September 30,  September 30,
                                                                              -------------  -------------
                                                                                  2000           1999
                                                                                  ----           ----
                                                                                    (Unaudited)
Cash flows from operating activities:
        Net loss                                                                $ (42,206)   $ (45,236)
        Items not affecting cash and cash equivalents:
             Depreciation and amortization of fixed and intangible assets.         10,663        6,791
             Non-cash interest on discounted bonds.........................        10,402       13,987
             Extraordinary gain on extinguishment of debt..................             0       (1,728)
             Other items, net..............................................          (352)         (55)
        Changes in working capital:
             Receivables, net..............................................          (917)       1,540
             Accounts payable and accrued expenses.........................         1,750        2,224
             Other current assets..........................................           649         (825)
             Deferred revenues.............................................           804       (1,470)
                                                                                ---------    ---------
                  Net cash used in operating activities....................       (19,207)     (24,772)
                                                                                ---------    ---------
Cash flows from investing activities:
        Expenditures for property, plant and equipment.....................        (6,509)      (8,011)
        Proceeds from disposal of assets...................................            --            2
                                                                                ---------    ---------
                  Net cash used in investing activities....................        (6,509)      (8,009)
Cash flows from financing activities:
        Debt repayments....................................................          (359)         (23)
        Long-term debt retirements.........................................            --         (194)
        Proceeds from preferred stock issuance.............................         7,875       30,402
        Proceeds from lease financing......................................           488           --
        Proceeds from loan issuance........................................         8,250           --
                                                                                ---------    ---------
                  Net cash provided by financing activities................        16,254       30,185
                                                                                ---------    ---------
Foreign exchange effects on cash and cash equivalents......................           752          (60)
                                                                                ---------    ---------
Net (decrease) increase in cash and cash equivalents.......................        (8,710)      (2,656)
Cash and cash equivalents at beginning of period...........................         9,939       14,166
                                                                                ---------    ---------
Cash and cash equivalents at end of period.................................     $   1,229    $  11,510
                                                                                =========    =========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
             Interest......................................................     $     562    $     498
                                                                                ---------    ---------
Supplemental disclosures of non-cash investing and financing activities:
        Dividends payable in preferred stock...............................     $   7,233    $   2,416
                                                                                ---------    ---------
        Accrued dividends payable in cash..................................     $   7,328    $      --
                                                                                ---------    ---------



 The accompanying notes are an integral part of these consolidated statements.

                      INTER.ACT ELECTRONIC MARKETING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Nine Months Ended September 30, 2000 and September 30, 1999

1.   Business Description

         Inter.Act Electronic Marketing, Inc. ("Inter.Act" or the "Company"), which changed its name from Inter.Act Systems, Incorporated effective July 1, 1999, believes it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter.Act e-Marketing NetworkSM ("IEMN"), currently consists of server-based interactive terminals located inside the front entrance of stores in retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.com. The Company's web site and its in-store ShopperPerks(TM) portals, are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives Inter.Act's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating Retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes are superior to the response rates of any other marketing or advertising media in the industry.

         From inception to September 30, 2000, the Company has incurred recurring losses and has experienced negative operating cash flow. Revenues from the Company's United States operations have not met projections and the Company was recently unsuccessful in securing sufficient additional debt or equity financing at appropriate costs necessary to maintain its operations in both the U.S. and Europe. Following strategic discussions with a number of third parties, the Company announced in September 2000 its intentions to sell all or substantially all of the assets in its U.S. operating business, including the sale or licensing of certain patents and other intellectual property. In anticipation of such divestiture, the Company substantially reduced its work force and overhead expenditures in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company has initiated the sale of its U.S. operations and is currently in the preliminary stages of discussions with potential buyers. At this time it is uncertain as to the ultimate sale proceeds, if any, that may be realized. Further, there can be no assurance that the Company will be successful in consummating such a sale. Accordingly, the accompanying financial statements do not reflect any adjustment to asset carrying values as a result of the planned divestiture. However, adjustments that may be required at the time the structure and valuation of the proposed sale are clarified may be material to the Company's financial statements.

         The expected one-time cash infusion from the sale of the assets and/or revenue from the licensing of its intellectual property is expected to pay off certain debt and/or to expand the Company's European operations, depending on the level of cash proceeds received. If the sale of the U.S. operating assets or licensing of intellectual property is not successful, the Company may require additional equity or debt financing for these purposes to the extent cash flow from the Company's European operations does not meet management expectations. Other factors could affect Inter.Act's actual future financial results, including: (i) the Company's limited operating history, significant losses, accumulated deficit, negative cash flow from operations and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with consumer product manufacturers to promote brands on the IEMN and the uncertainty of market acceptance for the IEMN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company may experience, (v) risks related to the Company's leverage and debt service obligations, (vi) risks associated with the possible need for the Company to raise additional equity or debt financing to fund continuing losses, (vii) the Company's dependence on third parties, (viii) the intensely competitive nature of the consumer product and promotional industry, (ix) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business,
(x) risks related to managing the overseas operations from the United States and
(xi) the possible inability of new management to perform their respective roles.


2.   Summary of Significant Accounting Policies

   Basis of Preparation

         The accompanying interim financial statements as of September 30, 2000 and for the nine-month periods ended September 30, 2000 and 1999 are unaudited; however, in the opinion of management, all adjustments, which consist of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations from such interim periods, are included. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

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


4.   Comprehensive Income

         Comprehensive income and its components are as follows:

                                                       Nine Months Ended
                                                      -------------------
                                                  September 30,   September 30,
                                                 --------------- ---------------
                                                      2000            1999
                                                     ------          ------
                                                          (Unaudited)
                                                         (In thousands)
        Net Loss.................................   $(42,206)       $(45,236)
        Other comprehensive income (loss)
             Translation adjustments.............        752             (60)
                                                   ----------    ------------

             Other comprehensive income (loss)...        752             (60)
                                                   -----------   ------------
        Comprehensive loss.......................   $(41,454)       $(45,296)
                                                   ===========   ============

         The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of cumulative foreign currency translation adjustments as of the end of the periods.


5.   Segment Reporting

         The Company observes the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker also manages the enterprise in two geographic segments:
(i) North American and (ii) Europe. The following represents selected consolidated financial information for the Company's segments for the periods ended September 30, 2000 and 1999, respectively.


                                                  For the Period Ended September 30, 2000
                                          -----------------------------------------------------
                  Operating Data           North America   Europe  Eliminations   Consolidated
---------------------------------          -------------   ------  ------------   ------------
        Net sales.......................           1,116    3,462                     4,578
        Income (Loss) from operations...         (37,213)  (4,993)                  (42,206)
        Depreciation....................           5,895    3,307                     9,202
        Capital Expenditures............           1,429    5,080                     6,509
        Identifiable Assets.............          22,557   14,838      (1,617)       35,778

                                                 For the Period Ended September 30, 1999
                                         ----------------------------------------------------
                   Operating Data          North America   Europe  Eliminations   Consolidated
---------------------------------          -------------   ------  ------------   ------------


        Net sales.......................           1,825    2,451                     4,276
        Income (Loss) from operations...         (42,962)  (2,346)          72      (45,236)
        Depreciation....................           5,487      585                     6,072
        Capital Expenditures............           1,274    6,737                     8,011
        Identifiable Assets.............          41,129   11,590       (1,770)      50,949

6.   Legal Proceedings

         In February 1996, the Company filed suit in the United States District Court in the District of Connecticut against Catalina Marketing Corporation (together with its subsidiary Catalina Marketing International, Inc., "Catalina Marketing") alleging that Catalina had infringed one of the Company's licensed patents and seeking money damages (including costs and expenses) and a permanent injunction against Catalina to stop further infringement of the patent. In May 1997, Catalina asserted a counterclaim alleging that the Company had infringed a Catalina patent. In January 1998, Catalina filed suit against the Company alleging that the Company had infringed another Catalina patent. In May 1998, the Company filed another suit in the United States District Court in the District of Connecticut against Catalina alleging that Catalina had infringed other patents that the Company acquired in 1998 and seeking monetary damages (including costs and expenses). Catalina challenged some of the claims of these patents by invoking interference proceedings in the U.S. Patent and Trademark Office. The Company has vigorously pursued its claims and defended the claims against it in the lawsuits and interference proceedings. The litigation with Catalina was settled in October 2000 when all parties agreed to dismiss the lawsuits and the Company ceased to be a party in interest to the interference proceedings. In connection with the settlement of one of the lawsuits, the Company received net proceeds (after legal expenses) of approximately $12 million from Catalina and the Company assigned certain of its patents to Catalina. The Company received an exclusive royalty free license back to the Company with respect to the assigned patents in certain fields of use, including the Company's present field-of-use, and a non-exclusive royalty free license back in certain other areas outside the Company's present field-of-use. These transactions are not reflected in the Company's financial statements as of and for the period ending September 30,2000.

7.  Subsequent Events

         The Company settled litigation with Catalina in October 2000. See Note 6 above. Concurrently with the settlement, the Company issued a warrant to purchase 150,000 shares of its common stock in exchange for cancellation of a note issued in connection with a patent purchase in 1998. Approximately $5.6 million of current debt (including accrued interest) is represented by such note. Also in October 2000, the Company received an additional $1.0 million in proceeds from the issuance of its 25% Senior Secured Convertible Notes. See further discussion of these events in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" below. These events are not reflected in the results of operations for the period ending September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis is qualified by reference to and should be read in conjunction with the unaudited Consolidated Financial Statements of the Company and the Notes thereto, and other financial information included elsewhere in this report. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or any other period.

         The Company believes that it operates the world's largest fully electronic marketing network linked to supermarket and pharmacy retailers' point-of-sale ("POS") databases that serves on-line promotions and advertisements to shoppers seamlessly in-store, at home and in the office. The Company's patented technologies enable consumer products manufacturers ("Manufacturers") and supermarket retailers ("Retailers") to use historical purchase behavior data to develop targeted purchase incentives and messages which the Company delivers to customers before shopping begins. The Company's proprietary system, called the Inter.Act e-Marketing NetworkSM ("IEMN"), consists of server-based inter-active terminals located inside the front entrance of stores in retail chains in the U.S. and Europe, as well as a recently launched Company-owned Internet web site called ShopperPerks.comSM. The Company's web site and its in-store ShopperPerksTM portals, are linked directly to each store's point-of-sale scanning system via Company-owned in-store servers. This on-line network gives Inter-Act's business partners exclusive access to offer all shoppers (whether Internet users or not) same-day, personalized savings that are electronically downloaded to participating Retailers' cash register systems. Delivering highly targeted, pre-shopping promotions on the IEMN historically has generated average consumer response, or redemption, rates above 25%, which the Company believes are superior to the response rates of other marketing or advertising media in the industry.

   Strategic Redirection

         From inception to September 30, 2000, the Company did not generate significant operating revenue relative to its expenses, incurred significant losses and experienced substantial negative cash flow from operations. The majority of losses has been generated by its operations in the United States. The Company's business in Europe is less capital intensive, and management believes the Company's European operations will generate positive operating income much sooner than would its United States operations. Following strategic discussions with a number of third parties, the Company announced in September 2000 its intentions to sell all or substantial all of the assets in its United States operating business, including the sale or licensing of certain patents and other intellectual property. In anticipation of such a divestiture, the Company has significantly reduced its workforce and overhead expenditures in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations.

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

         Promotions by U.S. Manufacturers, and thus consolidated revenues, have not met projections thus far. Net revenues during the nine-month period ended September 30, 2000 increased to $4.6 million from $4.3 million in the 1999 period. Of the nine-month revenues in 2000, $1.1 million are attributable to operations in United States and $3.5 million are attributable to operations in Europe.

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

   Consolidated Cash Flow for the Nine Months Ended September 30, 2000

         At September 30, 2000, the Company had net working capital of $ (18.8) million, compared to working capital of $627,000 at December 31, 1999. Total cash and cash equivalents at September 30, 2000 and December 31, 1999 was $1.2 million and $9.9 million, respectively. At September 30, 2000, long-term debt was $85.7 million compared to $68.0 million at December 31, 1999. The long-term debt consists of PIK Notes (see "Liquidity and Capital Resources"), accrued interest, accrued dividends, and capital leases. The increase in long-term debt was primarily attributable to accrued interest on the PIK Notes.

         Cash used in operating activities during the period ended September 30, 2000 was $19.2 million, as compared to $24.8 million at September 30, 1999. Cash has been used primarily for the development of the Company's IEMN technology, test marketing and deploying the product and compensation of personnel. Cash used in operating activities during the period ended September 30, 2000 for the U.S. and European operations were $18.0 million and $1.2 million, respectively.

         Cash used in investing activities during the period ended September 30, 2000, was $6.5 million, reflecting disbursements for net capital expenditures. Such net capital expenditures were primarily for IEMN equipment and components, fixtures, furniture and equipment for expansion in Europe, and other equipment. Cash used in investing activities during the 2000 period for the U.S. and European operations were $1.4 million and $5.1 million, respectively. For the period ended September 30, 1999, cash used in investing activities was $8.0 million, primarily reflecting disbursements for net capital expenditures.

         Net cash provided by financing activities during the period ended September 30, 2000 was $16.3 million. $8.3 million was from issuance of short term debt and $7.9 million was from private offering of preferred stock. For the period ended September 30, 1999, cash provided by financing activities was $30.2 million resulting primarily from the net proceeds from private offerings of preferred stock.

    Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

         Net sales during the nine-month period ended September 30, 2000 increased to $4.6 million from $4.3 million in the 1999 period.

         Operating loss for the nine-month period ended September 30, 2000 was $30.7 million versus $29.9 million in the 1999 comparable period. The decrease in operating results for the nine-month period resulted from higher selling, general and administrative costs of $140,000 and higher depreciation and amortization expenses of $3.1 million partially offset by decreased direct costs of $2.2 million.

         Net loss for the nine-month period ended September 30, 2000 decreased by approximately $3.0 million from $45.2 million to $42.2 million primarily due to higher operating losses in the 2000 period, partially offset by lower interest expense of $5.7 million due to the Exchange Offer (See "Liquidity and Capital Resources") and augmented by an extraordinary gain on the repurchase of debt of $1.7 million in the 1999 period. Interest expense of $11.6 million represents primarily non-cash interest expense on the issuance of $69.7 million of 14% Senior Discount Notes on August 2, 1996 (See "Liquidity and Capital Resources"). Interest income of $67,000 for the first nine months of 2000 reflects a decreased average cash balance during the first nine months of 2000 versus the comparable period in 1999.

   Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

         Net sales during the three-month period ended September 30, 2000 increased to $1.6 million from $397,000 in the 1999 period, primarily as a result of increased store count in the UK.

         Operating loss for the three-month period ended September 30, 2000 was $8.6 million versus $10.7 million in the 1999 comparable period. The improvement in operating results for the three-month period resulted from increased revenue of $1.2 million, decreased direct costs of $1.1 million, and decreased selling, general and administrative costs of $882,000. This improvement was offset by higher depreciation of $1.1 million.

         Net loss for the three-month period ended September 30, 2000 decreased by approximately $3.5 million from $16.4 million to $12.9 million. This improvement in net loss resulted from improved operating results of $2.1 million and lower interest expense of $1.5 million due to the Exchange Offer (See "Liquidity and Capital Resources".) Interest expense of $4.3 million represents primarily non-cash interest expense on the issuance of $69.7 million of 14% Senior Discount Notes on August 2, 1996 (See "Liquidity and Capital Resources"). Interest income of $22,000 for the three months of 2000 reflects a decreased average cash balance during 2000 versus the comparable period in 1999.

   Liquidity and Capital Resources

        To date, the Company has not generated significant operating revenue relative to its expenses, has incurred significant losses and has experienced substantial negative cash flow from operations. The Company has funded its operations through private sales of equity and debt securities and recently through short-term loans intended to bridge equipment leasing and other financing. At September 30, 2000, the Company had cash and cash equivalents of $1.2 million and net working capital of $(18.8) million.

         From inception through September 30, 2000, the Company's shareholders contributed approximately $174.0 million of equity to the Company through private offerings of common stock, the conversion of approximately $2.0 million in stockholder debt to common stock and private offerings of preferred stock. The Company also raised in excess of $100 million in proceeds from long-term debt and short-term loans.

         The Company's long-term debt primarily consists of its 14% Senior Pay-in-Kind Notes Due 2003 (the "PIK Notes") issued in December 1999 in connection with an exchange offer of notes, preferred stock and warrants for certain long-term debt

(the "Exchange Offer"). The PIK Notes mature on August 1, 2003 and accrue interest at a rate of 14% per annum from and after August 1, 1999, payable semiannually on February 1 and August 1 of each year, beginning February 1, 2000. The Company may, at its option, elect not to make interest payments in cash prior to the date that is 18 months following the earlier of an initial public offering of the Company's common stock or a Change in Control (as defined in the Indenture governing the PIK Notes). To the extent that the Company does not pay interest in cash, the interest accrued on the PIK Notes will be paid by the issuance of additional promissory notes, which will have substantially the same terms, including date of maturity and interest rate, as the PIK Notes. On February 1, 2000 and August 1, 2000 the Company issued additional PIK Notes in the aggregate principal amount of $4.9 million and $5.2 million, respectively, as payment of the interest accrued on the PIK Notes. As of September 30, 2000, an aggregate of $79.9 million in PIK Notes were outstanding, representing $69.8 million of PIK Notes issued in the Exchange Offer and $10.1 million of PIK Notes issued in lieu of interest. Under an Exchange and Registration Rights Agreement entered into in connection with the Exchange Offer, if the Company had not commenced an initial public offering or filed with the Securities and Exchange Commission a registration statement for identical notes to be exchanged for the PIK Notes within 180 days of the Exchange Offer, penalty interest in the amount of an additional one half of one percent for each 90 day period that the PIK Notes were not registered would accrue on the outstanding principal amount of the PIK Notes. The Company has not completed an initial public offering nor has the Company filed a registration statement. Consequently, $123,000 of penalty interest was accrued in the financial statements for September 30, 2000.

         In May 1998, the Company issued, in connection with the acquisition of certain intellectual property, a note payable. This note, which was amended in June 1999, accrued interest at 10.0% per year on the original $5.7 million principal balance and was payable on July 31, 2000. Although, as discussed below, this note has been recently cancelled, it is reflected as a current liability in the Company's consolidated balance sheet as of September 30, 2000.

         The Company also financed capital expenditures through equipment leases. In April 1999, the Company entered into an agreement with a leasing company pursuant to which it leased approximately $1.4 million of terminals and related equipment in the U.S. Payments under the 3-year lease are approximately $564,000 per year. In May 2000, the Company entered into a equipment lease agreement with a leasing company for approximately $500,000 of computer equipment. Payments under the three-year lease are approximately $16,000 per month. In connection with this lease financing, the Company issued the leasing company a five-year warrant to purchase 1,946 shares (increasing by 5% each semi-annual period) of common stock of the Company at an exercise price of $14.00 per share.

         The Company also received short-term financing under two bridge loans. Such bridge loans were made based on the assumption that the Company would receive substantial equipment lease financing under negotiation at the time the loans were made, and that the proceeds therefrom would be used to repay the bridge loans. The Company has been unsuccessful in obtaining sufficient equipment financing to repay the bridge loans.

         One of the bridge loans was made by an equipment leasing broker in May 2000 in the amount of $1.5 million. In connection therewith, the Company granted the lender a security interest in certain of its assets. The note provided that in the event it was not paid upon its maturity on July 24, 2000, the unpaid balance would thereafter bear interest until fully paid at the lesser of 22.5% per annum or the maximum rate allowed by law. In addition, the Note provided that if it were not paid in full on the maturity date, the lender would receive a warrant to purchase 5,358 shares of common stock of the Company (increasing by 5% each semi-annual period) at an exercise price of $14.00 per share for five years. The $1.5 million note was not paid when due. The warrant was thus delivered and the interest rate under the note increased to 22.5%. In order to prevent the lender from foreclosing on the collateral securing the note and disrupting the business operations of the Company, certain directors of the Company recently purchased the note and succeeded to the security interests in the collateral. The note has not been paid and is accruing interest at 22.5% per annum. The directors have agreed with the Company that any action by them with respect to the collateral or with respect to the note shall require the vote of directors owning a majority of the principal amount of the note.

         The other bridge loan was from a bank in June 2000 in the amount of $5.0 million. As a condition of making the loan, the bank required that certain directors and a major shareholder unconditionally personally guarantee the obligations under the note. This amount is reflected in current liabilities. The note was due on September 15, 2000; however, it has been extended to December 31, 2000. In consideration for the guaranties, the Company agreed to give the guarantors terms equivalent to those given to equipment leasing broker under its $1.5 million bridge financing, which had been negotiated on an arm's length basis. The Company agreed to pay the guarantors a guaranty fee in an amount per annum equal to the difference between the effective rate of interest between the two bridge notes. In addition, the Company agreed that should any guarantor be required to make a payment on his or its respective guaranty, the Company would issue to such guarantor a five year warrant (on terms equivalent to the other) to purchase at an exercise price of $14.00 per share a number of shares of common stock of the Company equal to 5% of the amount paid to the bank under the guaranty divided by 14. The Company further agreed that the interest rate on any obligation of the Company to the guarantors under their subrogation rights would be the lesser of 22.5% or the maximum rate allowed by law.

         During the quarter ended September 30, 2000, the Company issued and sold $1.75 million of its 25% Senior Secured Convertible Notes (the "Senior Notes"). Purchasers of the notes received warrants to purchase an aggregate of 175,000 shares of common stock of the Company. The Senior Notes accrue interest at the rate of twenty-five percent (25%) per annum and are due and payable two years from the date of issuance or within ten days of written demand by the holder at any time after one year from the date of issuance (or within ten days of written demand by holders representing 75% of the outstanding Senior Notes at any time after 121 days from the date of issuance). Upon the closing of any sale of substantially all of its U.S. assets, the Company must immediately pay the outstanding principal and interest due under the Senior Notes; provided, however, that any such prepayment is limited to the extent of the proceeds of such asset sale and shall be paid to Senior Note holders on a pari passu basis with certain other creditors as described in the Senior Note. The Company may prepay all or any part of the indebtedness evidenced by the Senior Notes without any prepayment penalty or fee at any time after one year from the date of issuance thereof or sooner if the Company has received written approval from holders representing at least 75% of the aggregate outstanding principal amount of the Senior Notes; provided, however, that any prepayment on the Senior Notes at the option of the Company will be pro rata with respect to all the Senior Notes outstanding. The Senior Notes are secured by a lien on accounts receivable, inventory and equipment consisting of IEMN terminals of the Company, and are convertible at the option of the holder into shares of the same equity security as next issued by the Company in an amount greater than $1,000,000 at the same price per share at which such security is sold to a bona-fide investor.

         In September 2000, the Company announced its intentions to sell all or substantially all of the assets in its U.S. operating business, including the sale or licensing of certain patents and other intellectual property. In anticipation of such divestiture, the Company substantially reduced its workforce and overhead in the United States. The divestiture is not intended to include the Company's assets and operations in the United Kingdom and continental Europe, where it plans to continue to expand its operations. These steps were necessary because, in the opinion of management, the U.S. operating and financial results were not improving rapidly enough to justify further investment at the present cost of the Company's capital.

         In October 2000, the Company received an additional $1.0 million in proceeds from the issuance of its Senior Notes and also received net proceeds of $12.0 million in connection with the settlement of certain patent litigation and assignment of certain patents. See Note 6, Legal Proceedings, of Notes to Consolidated Financial Statements above. Concurrently with the settlement, the Company issued a warrant to purchase 150,000 shares of common stock to the holder of a note issued in connection with a patent purchase in 1998 in exchange for cancellation of the note, thereby extinguishing approximately $5.6 million in short-term debt.

         The expected one-time cash infusion from the anticipated sale of the Company's U.S. assets and/or revenue from the licensing of its intellectual property is expected to be used to pay off certain debt and/or to expand the Company's European operations, depending on the level of cash proceeds received. There is no assurance that the U.S. asset sale or licensing will be successful or that the proceeds will be sufficient for these purposes. Even if successful, the Company may require additional capital or equipment or other debt financing in order to continue its IEMN expansion in Europe. Further, the Company expects to incur additional net losses in the remainder of 2000 and may operate at a loss for the foreseeable future. There can be no assurance that the Company will achieve profitability or, if achieved, sustain such profitability.


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

                          PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

         The Company has been involved in, and has recently settled, litigation with Catalina Marketing Corporation and its subsidiary, Catalina Marketing International, Inc., involving alleged patent infringement. See Note 6, Legal Proceedings, of Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds

         During the quarter ended September 30, 2000, the Company issued and sold $1.75 million of its 25% Senior Secured Convertible Notes (the "Senior Notes"). Purchasers of the notes received warrants to purchase an aggregate of 175,000 shares of common stock of the Company. The notes and warrants were offered and sold in reliance on exemptions from registration of such warrants under Section 4(2) of the Securities Act of 1933, as amended, because the offerees were "Accredited Investors", as defined in Regulation D of the Securities and Exchange Commission.

         The Senior Notes accrue interest at the rate of twenty-five percent (25%) per annum and are due and payable two years from the date of issuance or within ten days of written demand by the holder at any time after one year from the date of issuance (or within ten days of written demand by holders representing 75% of the outstanding Senior Notes at any time after 121 days from the date of issuance). The Senior Notes are secured by a lien on accounts receivable, inventory and equipment consisting of IEMN terminals of the Company.

         The Senior Notes are convertible at the option of the holder into shares of the same equity security as next issued by the Company in an amount greater than $1,000,000 at the same price per share at which such security is sold to such investor(s). The Senior Notes may not be converted until shares of such security have been issued.

         Upon the closing of any sale of substantially all of its U.S. assets, the Company must immediately pay the outstanding principal and interest due under the Senior Notes; provided, however, that any such prepayment shall be limited to the extent of the proceeds of such asset sale and shall be paid to Senior Note holders on a pari passu basis with certain other creditors as described in the Senior Note. The Company may prepay all or any part of the indebtedness evidenced by the Senior Notes without any prepayment penalty or fee at any time after one year from the date of issuance thereof or sooner if the Company has received written approval from holders representing at least 75% of the aggregate outstanding principal amount of the Senior Notes; provided, however, that any prepayment on the Senior Notes at the option of the Company will be pro rata with respect to all the Senior Notes outstanding. The Company is required to give the holders of the Senior Notes at least 30 days written notice of its election to prepay in order that the holders may exercise their right of conversion of any portion of the Senior Notes.

         The warrants issued to the purchasers of the Senior Notes will expire 10 years from the date of issuance, if not exercised. Such warrants are exercisable for shares of common stock of the Company at an exercise price equal to the exercise price of warrants to purchase common stock issued by the Company in the next equity or debt offering in excess of $1,000,000. If the exercise price has not been determined on or before December 31, 2005, the exercise price will be at the price at which the latest warrant issued by the Company prior to the date of the warrants issued to purchasers of the Senior Notes were exercisable, as such price may be adjusted from time to time.

         In October 2000, the Company issued an additional $1.0 million of Senior Notes and issued warrants to purchase an additional 100,000 shares of common stock of the Company to the purchasers of the Senior Notes.

                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTER.ACT ELECTRONIC MARKETING, INC.


                                                   /s/ STEPHEN R. LEEOLOU
                                     By:

November 14, 2000
                                                     Stephen R. Leeolou
                                             Chairman & Chief Executive Officer
                                             Principal Accounting Officer

Item 3.   Exhibits and Reports on Form 8-K

Exhibit No.                                 Description
----------- --------------------------------------------------------------------
 *3(a)(1) Restated Articles of Incorporation of the Company, effective September 10, 1999, filed as Exhibit 3(a) to the Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999.

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

*10(b)(6)      Form of Incentive Stock Option Agreement to the 1997 Long-Term
               Incentive Plan, filed as Exhibit 10(aa) to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1997.


Exhibit No.    Description
-----------    -----------

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

Exhibit No.    Description
-----------    -----------

*10(d)(2)Severance and Release Agreement dated January 23, 1999 between the
         Company and Thomas A. Manna, filed as Exhibit 10(d)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

*10(d)(3)Form of Employment, Noncompetition and Nondisclosure Agreement, filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*10(d)(4)Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou, filed as Exhibit 10(d)(4) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(d)(5)Incentive Stock Option Agreement dated September 15, 1999 between the
         Company and Stephen R. Leeolou, filed as Exhibit 10(d)(5) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(d)(6)Nonqualified Stock Option Agreement dated September 15, 1999 between the Company and Stephen R. Leeolou filed as Exhibit 10(d)(6) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(d)(7)Employment Agreement dated November 2, 1999 between the Company and
         Stephen R. Leeolou filed as Exhibit 10(d)(7) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(d)(8)Nonqualified Stock Option Agreement dated November 2, 1999 between the
         Company and Stephen R. Leeolou filed as Exhibit 10(d)(8) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(e)(1)Global Master Agreement effective January 25, 2000 between the Company and NCR Corporation filed as Exhibit 10(e)(1) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

*10(e)(2)Addendum to Master Agreement dated January 26, 2000 between the Company and NCR Corporation (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) filed as Exhibit 10(e)(2) to the Company's Annual Report Form 10-K/A for the fiscal year ended December 31, 1999.

*10(f)(1)$5,000,000 Promissory Note dated June 16, 2000 from the Registrant to
         First Union National Bank

*10(f)(2)Letter Agreement dated June 16, 2000 between the Registrant and First
         Union National Bank relating to security interests

*10(f)(3)Letter Agreement dated June 16, 2000 between the Registrant and the
         Guarantors of the First Union National Bank Promissory Note

10(g)(1) Form of 25% Senior Secured Convertible Note

10(g)(2) Form of Common Stock Purchase Warrant

     *21 List of Subsidiaries of the Company, filed as Exhibit 21 on the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

      27 Financial Data Schedule.


-------------
* Incorporated by reference to the statement or report indicated.